Form 10-Q
period 1997-06-30
NETSPEAK CORP
filed 1997-08-13
CIK 1007209

===============================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM             TO              .

COMMISSION FILE NUMBER 0-22521

                              NETSPEAK CORPORATION
                            (Exact Name of Registrant
                          as Specified in Its Charter)

             FLORIDA                                      65-0627616
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)


                         902 Clint Moore Road, Suite 104
                            Boca Raton, Florida 33487
                                  561-997-4001

                   (Address, including zip code, and telephone
                  number (including area code) of registrant's
                           principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [ ] YES [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                            SHARES OUTSTANDING AT JULY 31, 1997
-----------------------------              -----------------------------------
Common Stock, $.01 par value                             10,554,721


===============================================================================

                              NETSPEAK CORPORATION
                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                                                                                       PAGE NO.
                                                                                       --------

Condensed Consolidated Balance Sheets as of December 31, 1996 and June 30, 1997............ 3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1997................................................. 4

Condensed Consolidated Statements of Cash Flows
   for the six months ended June 30, 1996 and 1997......................................... 5

Notes to Condensed Consolidated Financial Statements....................................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................................ 8

PART II - OTHER INFORMATION
---------------------------

Other Information..........................................................................12

Signatures.................................................................................13


PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  FINANCIAL STATEMENTS

                              NETSPEAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                              DECEMBER 31,              JUNE 30,
                                                                  1996                    1997
                                                           -------------------      -----------------
ASSETS

Cash and cash equivalents                                  $            6,295       $         23,351
Accounts receivable                                                       340                    496
Prepaid and other current assets                                           86                    299
Deferred tax asset                                                        182                    139
                                                           -------------------      -----------------
          Total current assets                                          6,903                 24,285

Property and equipment, net                                             1,050                  1,412
Other assets                                                              325                    473
                                                           ===================      =================
                                                           $            8,278       $         26,170
                                                           ===================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                            $              92       $            345
Accrued compensation                                                       83                    243
Other accrued expenses                                                    182                    370
Unearned revenue                                                        2,242                  1,157
                                                           -------------------      -----------------
          Total current liabilities                                     2,599                  2,115
                                                           -------------------      -----------------

Commitments and contingencies                                             ---                    ---

Shareholders' equity:
Preferred stock:  1,000,000 shares of $.01 par value
   authorized; no shares issued or outstanding
Common stock: 25,000,000 shares of $.01 par value
   authorized; 7,698,532 and 10,554,721 issued
   and outstanding at December 31, 1996 and
   June 30, 1997, respectively                                             77                    106
Additional paid-in capital                                              9,110                 29,590
Accumulated deficit                                                    (3,508)                (5,641)
                                                           -------------------      -----------------
          Total shareholders' equity                                    5,679                 24,055
                                                           ===================      =================
                                                             $          8,278       $         26,170
                                                           ===================      =================


          See accompanying notes to consolidated financial statements.


                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                              ---------------------------------    ---------------------------------
                                                   1996              1997              1996              1997
                                              ---------------    --------------    --------------      -------------

Net revenues                                  $           90     $       1,130     $         181       $      2,034
                                              ---------------    --------------    --------------      -------------

Operating expenses:
    Cost of revenues                                       7               162                11                206
    Research and development                             421             1,154               749              2,301
    Sales and marketing                                  176               675               267              1,074
    General & administrative                             211               368               297                680
                                              ---------------    --------------    --------------      -------------
               Total operating expenses                  815             2,359             1,324              4,261

Loss from operations                                    (725)           (1,229)           (1,143)            (2,227)

Interest and other income                                 29               126                46                183
                                              ---------------    --------------    --------------      -------------

Loss before income taxes                                (696)           (1,103)           (1,097)            (2,044)

Income taxes                                             ---                45               ---                 89
                                              ---------------    --------------    --------------      -------------

Net loss                                      $         (696)    $      (1,148)    $      (1,097)      $     (2,133)
                                              ===============    ==============    ==============      =============

Net loss per share                             $       (0.08)    $       (0.13)    $       (0.13)      $      (0.25)
                                              ===============    ==============    ==============      =============

Weighted-average shares outstanding                    8,198             9,171             8,198              8,688
                                              ===============    ==============    ==============      =============






          See accompanying notes to consolidated financial statements.


                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                              -----------------------------------
                                                                   1996                1997
                                                              ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                      $       (1,097)     $        (2,133)
Adjustments to reconcile net loss to net cash
  used in operations:
Depreciation                                                              63                  251
Common stock issued for services                                          35                  ---
Deferred taxes                                                           ---                   43
Changes in assets and liabilities:
     Accounts receivable                                                 ---                 (156)
     Prepaid and other current assets                                    (41)                (146)
     Other assets                                                       (127)                (148)
     Accounts payable                                                     63                  253
     Accrued compensation                                                ---                  160
     Other accrued expenses                                              220                  188
     Unearned revenue                                                    ---               (1,085)
                                                              ---------------     ---------------
               Net cash used in operating activities                    (884)              (2,773)
                                                              ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                   (521)                (613)
                                                              ---------------     ---------------
               Net cash used in investing activities                    (521)                (613)
                                                              ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                 3,878               17,943
Proceeds from exercise of warrant                                                           2,491
Proceeds from exercise of employee stock options                         133                    8
                                                             ---------------      ---------------
               Net cash provided by financing activities               4,011               20,442
                                                             ---------------      ---------------

Net increase in cash and cash equivalents                              2,606               17,056

Cash and cash equivalents, beginning of period                           483                6,295
                                                              ---------------     ---------------

Cash and cash equivalents, end of period                      $        3,089      $        23,351
                                                              ===============     ===============


SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                               ---      $            30
                                                              ---------------     ---------------


          See accompanying notes to consolidated financial statements.

                              NETSPEAK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

     The interim consolidated financial statements as of June 30, 1997 and for the three and six months ended June 30, 1996 and 1997 are unaudited. Such interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Registration Statement on Form S-1 which was declared effective on May 29, 1997.

2.    SALE OF COMMON STOCK

     On June 3, 1997, the Company closed an initial public offering of Common Stock. The Company offered and sold 2,400,000 shares of Common Stock at an initial public offering price of $8.75 per share, raising proceeds, net of offering costs, of approximately $17,943,000. Upon consummation of the offering, Motorola, Inc., a strategic partner of and investor in the Company, exercised a previously granted warrant to purchase 452,855 shares of Common Stock for $2,491,000 or $5.50 per share.

3.    NET LOSS PER SHARE

     Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period adjusted for the effect of common stock equivalents, consisting of stock options and warrants, using the treasury stock method with an initial public offering price of $8.75 per share. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the planned initial public offering, plus the number of common equivalent shares pursuant to the grant of common stock options or warrants during the same period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods presented, including the interim period that encompasses the initial public offering prospectus.

     In February 1997 Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued. SFAS No. 128, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock. SFAS No. 128 is effective for financial statements issued for fiscal periods ending after December 15, 1997; when adopted, all prior-period earnings per share data are required to be restated. The Company believes that the adoption of SFAS No. 128 will not have an effect on previously reported net loss per share.

4.    COMMITMENTS AND CONTINGENCIES

     Elk Industries has asserted, in a letter to the Company, just prior to the November 1996 expiration of U.S. Patent No. 4,128,773, owned by Elk Industries, that the Company's WebPhone client software product infringed the now expired patent. Given the initial distribution of the Company's WebPhone client software prior to expiration of the asserted patent, the Company believes any potential liability related to the allegation is not significant. Accordingly, the Company believes that this matter will not have a material effect on its financial position or results of operations.

     In May 1997, the Company received a letter from e-Net, Inc. ("e-Net") alleging that the Company's WebPhone product infringes U.S. Patent No. 5,526,353 owned by e-Net. Although there can be no assurance of the outcome of this uncertainty, following an analysis of the subject patent and the WebPhone product, management believes the allegations are without merit and that any potential liability related to e-Net's allegations will not have a material effect on the Company's financial position and results of operations.

     At present, there are few laws or regulations that specifically address access to or commerce on the Internet. The increasing popularity and use of the Internet, however, enhance the risk that the governments of the United States and other countries in which the Company sells or expects to sell its products will seek to regulate computer telephony and the Internet with respect to, among other things, user privacy, pricing and the characteristics and quality of products and services. The Company is unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on its business, financial condition or results of operations.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NetSpeak Corporation (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's limited operating history, the need for ongoing product development in an environment of rapidly changing technology, the uncertainty of acceptance of the Company's products in the marketplace, the uncertainty of the Internet and its use as a means for real-time voice and video communications, the uncertainty of future governmental regulation, the highly competitive nature of the industry and the Company's ability to compete successfully, the Company's ability to successfully enter into new, and maintain existing, strategic relationships, the Company's ability to develop a recurring revenue stream, manage growth, obtain patent protection, obtain additional funds and other risks discussed in the Company's Registration Statement on Form S-1, File No. 333-22123 and in this Report.

INTRODUCTION

     NetSpeak develops, markets, licenses and supports a suite of intelligent software modules which provide business solutions for concurrent, real-time interactive voice, video and data communications over packetized data networks such as the Internet and Local Area Networks and Wide Area Networks. NetSpeak's technologies allow organizations to build new voice and video-enabled communications networks, or to add these communications capabilities to their existing networks.

     The Company released its first product in February 1996 and, for accounting purposes, emerged from the development stage during 1996. Since inception, the Company has raised an aggregate of approximately $29,094,000, net of offering costs, of which approximately $17,943,000 was raised through an initial public offering consummated in June 1997 (the "IPO") and approximately $11,151,000 through private offerings of equity securities.

     The Company generates revenues from products, licenses and fees for services. The Company's products are licensed primarily to telecommunications companies, network service providers, corporate customers and directly to individual client software end-users. Service revenues consist of customer support and engineering fees.

     Product and license revenues are generally recognized upon shipment, provided that there are no significant post-delivery obligations and that payment is due within one year. If customer acceptance is required, revenues are recognized upon customer acceptance. Customer support revenues are recognized over the term of the support period, which is typically one year. Engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required. All research and development costs to date have been expensed as incurred.

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of June 30, 1997, the Company had an accumulated net loss of $5,641,000. The limited operating history of the Company makes its future results of operations difficult to predict. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors such as the introduction of new products or services by the Company or its competitors, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the budgeting cycles of potential customers, technical difficulties with respect to product development or the use of products developed by the Company and general economic conditions.

RESULTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Net revenues for the three months ended June 30, 1997 were $1,130,000 as compared to $90,000 for the three months ended June 30, 1996. Net revenues were $2,034,000 and $181,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in net revenues was primarily due to fees for engineering services and product license and distribution fees received from Creative Technology Ltd. ("Creative"), a strategic partner of the Company. Sales of gateway products and business systems increased as a percentage of net revenues for the three months ended June 30, 1997 as compared to the three months ended March 31, 1997, as a result of additional shipments of evaluation systems for use in trial deployments by telecommunications carriers and service providers. The Company is working closely with several of its key customers and strategic partners, to enhance and refine the functionality and usability of its carrier-grade gateway products and business systems, prior to general distribution. Client software sales also increased for the three months ended June 30, 1997, primarily as a result of additional orders by Creative.

     Net revenues for the six months ended June 30, 1996 were primarily generated from license fees paid by individual client software end-users. Creative, the Company's largest customer, accounted for 75% and 72% of net revenues for the three and six months ended June 30, 1997, respectively; Creative is expected to continue to be one of the Company's principal customers in the near future. As of June 30, 1997, the Company had unearned revenue of $1,157,000 of which approximately $1,070,000 primarily represents the advance payments for product licenses and maintenance agreements from Creative.

     Cost of revenues for the three months ended June 30, 1997 was $162,000 as compared to $7,000 for the three months ended June 30, 1996. Cost of revenues was $206,000 and $11,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in cost of revenues was due to a greater volume of WebPhone sales, primarily the result of additional orders from Creative. The Company also began reselling third party computer hardware and software platforms integrated with its gateway products and business systems. The Company anticipates that such amounts will not become a significant portion of the sales mix, although the amounts may fluctuate in the near future. As a result, the Company estimates that cost of revenues will continue to remain relatively consistent, or increase nominally, as a percentage of net revenues as the Company's sales mix is comprised primarily of software based products. Should the Company begin to sell a significant amount of third party computer platforms or elect to manufacture and sell certain specialized computer hardware components that it is currently designing, cost of revenues would increase as a percentage of net revenues.

     Research and development expenses for the three months ended June 30, 1997 were $1,154,000 as compared to $421,000 for the three months ended June 30, 1996. Research and development expenses were $2,301,000 and $749,000 for the six months ended June 30, 1997 and 1996, respectively. The increases in research and development expenses were primarily the result of the expansion of the Company's engineering staff. As a result, the Company also increased development operating expenses, primarily through increased costs of computer hardware and software utilized in product development and greater equipment depreciation. All research and development costs have been expensed as incurred. The Company intends to significantly increase research and development expenses in future periods to perform product enhancements and new product development to establish and maintain a competitive advantage.

     Sales and marketing expenses for the three months ended June 30, 1997 were $675,000 as compared to $176,000 for the three months ended June 30, 1996. Sales and marketing expenses were $1,074,000 and $267,000 for the six months ended June 30, 1997 and 1996, respectively. The increases in sales and marketing expenses were primarily due to the expansion of the Company's sales, marketing and customer support staff. The Company also increased its promotional activities, primarily through generating a greater presence at industry trade shows and conferences. The Company intends to continue to intensify and expand its sales and marketing efforts and, as a result, intends to significantly increase sales and marketing expenses in future periods.

     General and administrative expenses for the three months ended June 30, 1997 were $368,000 as compared to $211,000 for the three months ended June 30, 1996. General and administrative expenses for the six months ended June 30, 1997 and 1996 were $680,000 and $297,000, respectively. The increases in general and administrative expenses were due to the expansion of the Company's corporate infrastructure primarily through the addition of finance and administrative personnel and greater general operating expenses as a result of the expansion thereof, as well as professional services associated with filing patent applications. The Company intends to increase general and administrative expenses in future periods in order to continue to expand its infrastructure.

     Income taxes for the three and six months ended June 30, 1997 were $45,000 and $89,000, respectively. Such taxes were the result of income taxes paid to the Singapore government related to license fees received pursuant to agreements with Creative. The Company paid no income taxes during the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had $23,351,000 in cash and cash equivalents. The Company does not currently have any available lines of credit. Since inception, the Company has financed its operations through the sale of equity securities.

     Net cash used in operating activities during the six months ended June 30, 1997 and 1996 was $2,773,000 and $884,000, respectively. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development and sales and marketing efforts. Included in accounts receivable at June 30, 1997, was $339,000, related to product license fees from Creative.

     Net cash used in investing activities during the six months ended June 30, 1997 and 1996 was $613,000 and $521,000, respectively. The expenditures primarily related to purchases of computer equipment.

     Net cash provided by financing activities for the six months ended June 30, 1997 was $20,442,000. On June 3, 1997, the Company closed the IPO. The Company offered and sold 2,400,000 shares of Common Stock at an initial public offering price of $8.75 per share, raising proceeds, net of offering costs, of approximately $17,943,000. Upon consummation of the IPO, Motorola, Inc., a strategic partner of and investor in the Company, exercised a previously granted warrant to purchase 452,855 shares of Common Stock for $2,491,000 or $5.50 per share. Net cash provided by financing activities for the six months ended June 30, 1996 was $4,011,000 and was primarily attributable to private offerings of equity securities.

     The Company has no material commitments other than those under office and equipment leases. The Company expects to increase its capital expenditures in future periods as a result of anticipated growth, primarily through the purchase of computer-related equipment. The Company anticipates that, based on its present plans and assumptions, the current cash balances will be sufficient to enable it to maintain its current and planned operations for a period of at least 12 months. If the Company's estimates or assumptions prove to be incorrect, the Company may require additional capital. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to the Company. Failure to secure needed additional financing, if and when needed, may have a material adverse effect on the Company's business, financial condition and results of operations.

PART II - OTHER INFORMATION
---------------------------

     ITEM 2.   CHANGES IN SECURITIES.

              Upon consummation of the Company's initial public offering in June 1997, Motorola, Inc. ("Motorola"), a strategic partner of and investor in the Company, exercised a previously issued warrant to purchase 452,855 shares of Common Stock for $2,491,000 at $5.50 per share. Such shares were issued pursuant to the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering, Motorola having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of a restrictive legend upon the certificates evidencing the shares. No commissions were paid in connection with the issuance of the shares.

     ITEM 5.   OTHER INFORMATION.  None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                   (a)  Exhibits.

                      11   Computation of net loss per share.

                      27   Financial Data Schedule.

               (b)  Reports on Form 8-K.  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NETSPEAK CORPORATION
                              --------------------
                                  (Registrant)




Date:  August 12, 1997         By: /s/ STEPHEN R. COHEN
                               ----------------------------------------
                               Chairman of the Board and Chief
                               Executive Officer



                               By: /s/ JOHN W. STATEN
                               ----------------------------------------------
                               Chief Financial Officer (Principal Finance and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

11             Computation of net loss per share.

27             Financial Data Schedule.