Form 10-Q
period 1997-09-30
NETSPEAK CORP
filed 1997-11-13
CIK 1007209

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] YES [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Shares Outstanding at November 10, 1997
-------------------------------------   ---------------------------------------
    Common Stock, $.01 par value                      10,554,721


================================================================================

                              NETSPEAK CORPORATION
                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------

    Item 1.  Financial Statements
                                                                       Page No.
                                                                       --------

Condensed Consolidated Balance Sheets as of December 31, 1996
   and September 30, 1997...............................................  3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1997........................  4

Condensed Consolidated Statements of Cash Flows for the
   nine months ended September 30, 1996 and 1997........................  5

Notes to Condensed Consolidated Financial Statements....................  6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... 8


PART II - OTHER INFORMATION
---------------------------

Other Information........................................................ 12

Signatures............................................................... 13

PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  FINANCIAL STATEMENTS

                              NETSPEAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (unaudited)


                                              December 31,   September 30,
                                                 1996            1997
                                                 ----            ----
ASSETS

Cash and cash equivalents                     $6,295          $ 5,314
Short-term investments                            --           16,262
Accounts receivable                              340              570
Prepaid and other current assets                  86              683
Deferred tax asset                               182               47
                                              ------          -------
          Total current assets                 6,903           22,876

Property and equipment, net                    1,050            1,583
Other assets                                     325              462
                                              ------          -------
                                              $8,278          $24,921
                                              ======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                              $   92          $   703
Accrued compensation                              83              569
Other accrued expenses                           182              385
Unearned revenue                               2,242              360
                                              ------          -------
          Total current liabilities            2,599            2,017
                                              ------          -------

Commitments and contingencies                     --               --

Shareholders' equity:
Preferred stock:  1,000,000 shares of
   $.01 par value authorized; no shares
   issued or outstanding
Common stock:  25,000,000 shares of
   $.01 par value authorized; 7,698,532
   and 10,554,721 issued and outstanding
   at December 31, 1996 and September 30,
   1997, respectively                             77              106
Additional paid-in capital                     9,110           29,590
Accumulated deficit                           (3,508)          (6,792)
                                              ------          -------
          Total shareholders' equity           5,679           22,904
                                              ------          -------
                                              $8,278          $24,921
                                              ======          =======



     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                    Three months ended       Nine months ended
                                      September 30,            September 30,
                                    ------------------       ------------------
                                      1996       1997          1996      1997
                                      ----       ----          ----      ----
Net revenues                         $  196    $ 1,503        $   377   $ 3,537

Operating expenses:
    Cost of revenues                     11        180             22       386
    Research and development            635      1,412          1,384     3,713
    Sales and marketing                 174        810            442     1,885
    General and administrative          234        447            530     1,127
                                     ------    -------        -------   -------
        Total operating expenses      1,054      2,849          2,378     7,111

Loss from operations                   (858)    (1,346)        (2,001)   (3,574)

Interest and other income                46        287             92       470
                                     ------    -------        -------   -------

Loss before income taxes               (812)    (1,059)        (1,909)   (3,104)

Income taxes                             11         92             11       180
                                     ------    -------        -------   -------

Net loss                             $ (823)   $(1,151)       $(1,920)  $(3,284)
                                     ======    =======        =======   =======

Net loss per share                   $(0.10)   $ (0.11)       $ (0.23)  $ (0.35)
                                     ======    =======        =======   =======

Weighted-average shares outstanding   8,198     10,555          8,198     9,317
                                     ======    =======        =======   =======




     See accompanying notes to condensed consolidated financial statements.


                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                           -----------------
                                                                         1996            1997
                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (1,920)       $ (3,284)
Adjustments to reconcile net loss to net cash
   used in operations:
Depreciation                                                               112             406
Common stock issued for services                                            35            --
Deferred taxes                                                            (139)            135
Changes in assets and liabilities:
     Accounts receivable                                                  (511)           (230)
     Prepaid and other current assets                                      (59)           (530)
     Other assets                                                         (286)           (137)
     Accounts payable                                                      621             611
     Accrued compensation                                                   94             486
     Other accrued expenses                                                 19             203
     Unearned revenue                                                    1,429          (1,882)
                                                                      --------        --------
               Net cash used in operating activities                      (605)         (4,222)
                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                     (973)           (939)
Purchase of short-term investments                                        --           (20,957)
Maturities and sales of short-term investments                            --             4,695
                                                                      --------        --------
               Net cash used in investing activities                      (973)        (17,201)
                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrant                       7,931          17,943
Proceeds from exercise of warrant                                         --             2,491
Proceeds from exercise of employee stock options                           133               8
                                                                      --------        --------
               Net cash provided by financing activities                 8,064          20,442
                                                                      --------        --------

Net increase (decrease) in cash and cash equivalents                     6,486            (981)

Cash and cash equivalents, beginning of period                             483           6,295
                                                                      --------        --------

Cash and cash equivalents, end of period                              $  6,969        $  5,314
                                                                      ========        ========


SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                            $    150        $     30
                                                                      --------        --------


     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.    BASIS OF PRESENTATION

     The interim consolidated financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1996 and 1997 are unaudited. Such interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Registration Statement on Form S-1 which was declared effective on May 29, 1997.

2.    SALE OF COMMON STOCK

     On June 3, 1997, the Company closed the initial public offering of its Common Stock. The Company offered and sold 2,400,000 shares of Common Stock at an initial public offering price of $8.75 per share, raising proceeds, net of offering costs, of approximately $17,943,000. Upon consummation of the offering, Motorola, Inc., a strategic partner of and investor in the Company, exercised a previously granted warrant to purchase 452,855 shares of Common Stock for $2,491,000 or $5.50 per share.

3.    NET LOSS PER SHARE

     Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period adjusted for the effect of common stock equivalents, consisting of stock options and warrants, using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of common equivalent shares pursuant to the grant of common stock options or warrants during the same period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding through June 30, 1997, the end of the interim period that encompassed the initial public offering.

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

4.    COMMITMENTS AND CONTINGENCIES

     Elk Industries Inc. ("Elk") has asserted, in a letter to the Company, just prior to the November 1996 expiration of U.S. Patent No. 4,128,773, owned by Elk, that the Company's WebPhone client software product infringed the now expired patent. Given the initial distribution of the Company's WebPhone client software prior to expiration of the asserted patent, the Company believes any potential liability related to the allegation is not significant. Accordingly, the Company believes that this matter will not have a material effect on its financial position or results of operations.

     In May 1997, the Company received a letter from e-Net, Inc. ("e-Net") alleging that the Company's WebPhone product infringes U.S. Patent No. 5,526,353 owned by e-Net. Although there can be no assurance of the outcome of this uncertainty, following an analysis of the subject patent and the WebPhone product, the Company believes the allegations are without merit and that any potential liability related to e-Net's allegations will not have a material effect on the Company's financial position and results of operations.

     At present, there are few laws or regulations that specifically address access to or commerce on the Internet. The increasing popularity and use of the Internet, however, enhance the risk that the governments of the United States and other countries in which the Company sells or expects to sell its products will seek to regulate computer telephony and the Internet with respect to, among other things, user privacy, pricing and the characteristics and quality of products and services . The Company is unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on its business, financial condition or results of operations.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

     NetSpeak Corporation ("NetSpeak" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's limited operating history, the need for ongoing product development in an environment of rapidly changing technology, the uncertainty of acceptance of the Company's products in the marketplace, the uncertainty of the Internet and its use as a means for real-time voice and video communications, the uncertainty of future governmental regulation, the highly competitive nature of the industry and the Company's ability to compete successfully, the Company's ability to successfully enter into new, and maintain existing, strategic relationships, the Company's ability to develop a recurring revenue stream, manage growth, obtain patent protection, obtain additional funds and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission.

INTRODUCTION

     NetSpeak develops, markets, licenses and supports a suite of intelligent software modules which provide business solutions for concurrent, real-time interactive voice, video and data communications over packetized data networks such as the Internet and Local Area Networks and Wide Area Networks. NetSpeak's technologies allow organizations to build voice and video-enabled communications networks, or to add these communications capabilities to their existing packetized data networks.

     The Company released its first product in February 1996 and, for accounting purposes, emerged from the development stage during 1996. Since inception, the Company has raised an aggregate of approximately $29,094,000, net of offering costs, of which approximately $17,943,000 was raised through an initial public offering consummated in June 1997 (the "IPO") and approximately $11,151,000 through private offerings of equity securities and exercises of warrants and options.

     The Company generates revenues from the sale of products, licenses and fees for services. The Company's products are licensed primarily to telecommunications companies, network service providers, corporate customers and directly to individual client software end-users. Service revenues consist of customer support, maintenance and engineering fees.

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

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of September 30, 1997, the Company had an accumulated net loss of $6,792,000. The limited operating history of the Company makes its future results of operations difficult to predict. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors such as the introduction of new products or services by the Company or its competitors, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the budgeting cycles of potential customers, the timing in the deployment of the Company's products by customers, technical difficulties with respect to product development or the use of products developed by the Company and general economic conditions.

RESULTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Net revenues for the three months ended September 30, 1997 were $1,503,000 as compared to $196,000 for the three months ended September 30, 1996. Net revenues were $3,537,000 and $377,000 for the nine months ended September 30, 1997 and 1996, respectively.

      Net revenues from gateway products and business systems continued to increase during the quarter as compared to prior quarters, representing 45% and 26% of total net revenues for the three and nine months ended September, 30, 1997, respectively. Net revenues generated from gateway products and business systems includes the sale of the Company's proprietary computer software modules as well as the sale of fully integrated "turn-key" systems, where the Company integrates third party computer hardware and software components with its gateway and business system software. The increase is due to revenues generated from gateway products and business systems as a result of the commercial deployment of the Company's systems and the shipment of additional evaluation systems to telecommunications carriers and equipment suppliers. The Company's gateway and business systems products are currently in a limited release to key customers and strategic partners. The Company is working closely with these parties to enhance and refine the functionality and usability of its carrier-grade gateway products and business systems, prior to general distribution.

     Net revenues from client software represented 43% and 46% of total net revenues for the three and nine months ended September 30, 1997, respectively. Net revenues generated from client software are primarily due to a product license and distribution agreement with Creative Technology Ltd. ("Creative"). Creative represents the Company's largest customer, accounting for 49% and 64% of net revenues for the three and nine months ended September 30, 1997, respectively. As of September 30, 1997, the Company had unearned revenue of $343,000 from Creative which represents advance payments for client software licenses and maintenance agreements. The Company expects that revenues generated from Creative, as well as client software, will decrease significantly in the near future. The Company anticipates that its sales mix will shift towards a greater percentage of revenue generated from gateway products and business systems, including turn-key systems, in future periods.

     Cost of revenues for the three months ended September 30, 1997 was $180,000 as compared to $11,000 for the three months ended September 30, 1996. Cost of revenues was $386,000 and $22,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in cost of revenues was primarily due to an increase in the sale of fully integrated gateway and business systems. The Company anticipates that as sales of fully integrated systems increase as a percentage of net revenues, cost of revenues will also increase as a percentage of net revenues. Additionally, should the Company elect to manufacture and sell certain specialized computer hardware components that it is currently designing, cost of revenues would increase as a percentage of net revenues.

     Research and development expenses for the three months ended September 30, 1997 were $1,412,000 as compared to $635,000 for the three months ended September 30, 1996. Research and development expenses were $3,713,000 and $1,384,000 for the nine months ended September 30, 1997 and 1996, respectively. The increases in research and development expenses were primarily the result of the expansion of the Company's research and development staff. As a result, the Company also experienced an increase in costs related to computer hardware and software utilized in product development and greater equipment depreciation. During the three months ended September 30, 1997 the Company also began development of a new line of gateway products and, as a result, the Company incurred additional costs to facilitate the development and testing of these products. All research and development costs have been expensed as incurred. The Company intends to significantly increase research and development expenses in future periods to perform product enhancements and new product development to maintain a competitive advantage.

     Sales and marketing expenses for the three months ended September 30, 1997 were $810,000 as compared to $174,000 for the three months ended September 30, 1996. Sales and marketing expenses were $1,885,000 and $442,000 for the nine months ended September 30, 1997 and 1996, respectively. The increases in sales and marketing expenses were primarily due to the expansion of the Company's sales and marketing staff. The Company also increased its promotion activities during 1997, primarily through generating a greater presence at industry trade shows and conferences. The Company intends to continue to intensify and expand its sales and marketing efforts and, as a result, expects sales and marketing expenses to significantly increase in future periods.

     General and administrative expenses for the three months ended September 30, 1997 were $447,000 as compared to $234,000 for the three months ended September 30, 1996. General and administrative expenses for the nine months ended September 30, 1997 and 1996 were $1,127,000 and $530,000, respectively. The increases in general and administrative expenses were due to the expansion of the Company's corporate infrastructure primarily through the addition of personnel and greater operating expenses as a result of the expansion thereof. The Company expects general and administrative expenses to increase in future periods as it continues to expand its corporate infrastructure.

      Interest income for the three months ended September 30, 1997 was $287,000 as compared to $46,000 for the three months ended September 30 1996. Interest income for the nine months ended September 30, 1997 and 1996 was $470,000 and $92,000, respectively. The increase in interest income is the result of interest earned on excess funds attributable to the net proceeds from the Company's initial public offering on its Common Stock ("IPO").

     Income taxes for the three and nine months ended September 30, 1997 were $92,000 and $180,000, respectively. Income taxes for the three and nine months ended September 30, 1996 were $11,000. Such taxes were the result of income taxes paid to the Singapore government related to license fees received pursuant to agreements with Creative.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had $5,314,000 in cash and cash equivalents and $16,262,000 in short-term investments. The Company does not currently have any available lines of credit. Since inception, the Company has financed its operations through the sale of equity securities, as described elsewhere herein.

     Net cash used in operating activities during the nine months ended September 30, 1997 and 1996 was $4,222,000 and $605,000, respectively. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

     Net cash used in investing activities during the nine months ended September 30, 1997 and 1996 was $17,201,000 and $973,000, respectively. For the nine months ended September 30, 1997 net cash used in investing activities reflects $16,262,000 in net purchases of short-term investments and $939,000 related to purchases of equipment. Net cash used during 1996 primarily related to purchases of equipment.

     Net cash provided by financing activities for the nine months ended September 30, 1997 was $20,442,000. On June 3, 1997, the Company closed the IPO of its Common Stock. The Company offered and sold 2,400,000 shares of Common Stock at an initial public offering price of $8.75 per share, raising proceeds, net of offering costs, of approximately $17,943,000. Upon consummation of the IPO, Motorola, Inc., a strategic partner of and investor in the Company, exercised a previously granted warrant to purchase 452,855 shares of Common Stock for $2,491,000 or $5.50 per share. Net cash provided by financing activities for the nine months ended September 30, 1996 was $8,064,000 and was primarily attributable to private offerings of equity securities.

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

PART II - OTHER INFORMATION
---------------------------

     Item 2.

     On May 29, 1997, the U.S. Securities and Exchange Commission declared effective the Company's Registration Statement of Form S-1 (SEC File Number 333-22123). The offering of the securities (the "Offering") registered pursuant to the Registration Statement also commenced on May 29, 1997. The Offering terminated after the sale of 2,400,000 shares of the Company's Common Stock for $8.75 per share. The managing underwriters for the public offering of the Company's Common Stock were Josephthal, Lyon & Ross Incorporated and Cruttenden Roth, Inc.

     The Company incurred expenses of approximately $1,587,000 in connection with the Offering. These expenses represented directs payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. Net proceeds from the Offering were $17,943,000. The Company has used approximately $371,000 for the purchase of equipment, approximately $320,000 to increase the Company's research and development and sales, marketing and administrative staff, and approximately $1,436,000 for working capital. None of the payments from the use of proceeds were made to officers, directors or persons owning more than 10% of any class of securities of the Company. The Company invested $16,262,000 of the Offering proceeds in short-term, investment-grade, interest-bearing securities.

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


                              NETSPEAK CORPORATION
                              --------------------
                                  (Registrant)





Date:  November 12, 1997            By: /s/ Stephen R. Cohen
                                    --------------------------------------------
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)



                                    By: /s/ John W. Staten
                                    --------------------------------------------
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

EXHIBIT INDEX


EXHIBIT   DESCRIPTION
-------   -----------
  11      Computation of net loss per share.

  27      Financial Data Schedule.