Form 10-K
period 1997-12-31
NETSPEAK CORP
filed 1998-03-23
CIK 1007209

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

           [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from____________________ to _______________________ .

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $149,066,638 as of February 27, 1998, based upon the closing sale price of the Common Stock as quoted on the Nasdaq National Market. This amount excludes an aggregate of 5,934,879 shares of Common Stock held by executive officers, directors and by each entity that owns 5% or more of the Common Stock outstanding at February 27, 1998.

         The number of shares of the registrant's Common Stock outstanding as of February 28, 1998 was 12,113,807.

                       DOCUMENTS INCORPORATED BY REFERENCE

         As stated in Part III of this Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

================================================================================

                              NETSPEAK CORPORATION
                                    FORM 10-K
                     For Fiscal Year Ended December 31, 1997

TABLE OF CONTENTS

                                                                                                     Page No.
PART I                                                                                             -------------
Item 1.    Business......................................................................................3

Item 2.    Properties...................................................................................14

Item 3.    Legal Proceedings............................................................................14

Item 4.    Submission of Matters to a Vote of Security Holders .........................................15

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters ...................15

Item 6.    Selected Financial Data......................................................................17

Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................18

Item 8.    Financial Statements and Supplementary Data..................................................22

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........38

PART III

Item 10.   Directors and Executive Officers of the Registrant ..........................................38

Item 11.   Executive Compensation.......................................................................38

Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................38

Item 13.   Certain Relationships and Related Transactions ..............................................38

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .............................38

                           FORWARD LOOKING STATEMENTS

         NetSpeak Corporation ("NetSpeak" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-K and documents incorporated by reference herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's limited operating history, the need for ongoing product development in an environment of rapidly changing technology, the uncertainty of acceptance of the Company's products in the marketplace, the uncertainty of the Internet and its use as a means for real-time voice and video communications, the uncertainty of future governmental regulation, the highly competitive nature of the industry and the Company's ability to compete successfully, the Company's ability to successfully enter into new, and maintain existing, strategic relationships, the Company's ability to develop a recurring revenue stream, manage growth, obtain patent protection, obtain additional funds and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission (the "Commission").

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

General

         NetSpeak develops, markets, licenses, and supports a suite of intelligent software products and systems which enable real-time, concurrent interactive voice, video and data transmission over packetized data networks such as the Internet and local-area and wide-area networks ("LANs" and "WANs", respectively). NetSpeak's products allow organizations to build new voice and video-enabled communications networks, or to add these communications capabilities to their existing network infrastructure. The Company's software uses its patent-pending virtual circuit switching architecture and its intelligent call routing and management software to provide gateways between packetized data networks and traditional circuit switched voice transmission networks to enable users to transparently communicate with each other on a point-to-point basis. NetSpeak's technology integrates into packetized data networks a variety of features and functions commonly found in traditional voice transmission networks, and expands a network's functionality by offering additional features such as concurrent voice and data transmission and video conferencing. The Company has focused its efforts on developing its suite of products and systems to meet the stringent requirements of telecommunications carriers which include at a minimum scalability, reliability , interoperability and redundancy as well as a number of other systems management, remote operations, administration and maintenance features commonly found in carrier grade technology.

         In order to facilitate and accelerate the acceptance of NetSpeak's technology, as well as enhance marketing and distribution of its products and systems, the Company has established a number of strategic alliances with leaders in various segments of the telecommunications and networking industries. The Company intends to leverage its partners' extensive existing sales and distribution channels to accomplish this objective. Pursuant to certain of these agreements, either the Company's technology is integrated into products which are marketed by its strategic partners or the Company' s products and systems are marketed and distributed by its strategic partners through various distribution channels. To date, the Company has established strategic alliances with Motorola, Inc. ("Motorola"), Bay Networks, Inc. ("Bay Networks"), Siemens Telecom Networks ("Siemens"), Creative Technology Ltd. ("Creative") and several other industry leaders.

         The Company is also directly targeting common carriers and other end-users of its products and systems. The Company's customers in this market include MCI Communications Inc. ("MCI"), Networks Telephony Corporation ("NTC"), a subsidiary of Infonet Services Corporation, and BellSouth Telecommunications, Inc. ("BellSouth") among others.

         The Company's strategy is to become an industry leader in providing business solutions for concurrent real-time interactive voice, video and data transmission over packetized data networks. The Company intends to achieve its goal by (i) expanding and strengthening its existing and establishing new strategic alliances to facilitate technological acceptance and enhance the marketing and distribution of its products and systems; (ii) expanding its internal marketing and sales efforts; and (iii) continuing research and development to enhance existing product applications, as well as develop new applications.

Recent Development

         On March 18, 1998, NetSpeak and Motorola expanded their existing strategic alliance to include joint development and licensing of technology as well as a $30 million multi-year minimum purchase commitment by Motorola for NetSpeak's products.

         Under a joint development and licensing agreement pursuant to which the parties will seek to join their technologies to enable Internet Protocol ("IP") multimedia communications on wireless networks, NetSpeak granted Motorola an exclusive license to develop RF (Radio Frequency) products using NetSpeak's technology. Motorola will be able to include NetSpeak's technology in all wireless infrastructure (such as cellular phones, pagers, satellite phones, and two way radios) to support real-time multimedia communications (e.g. voice, fax, audio, video, data) over a variety of wireless networks. Additionally, NetSpeak has granted Motorola a non-exclusive license for the manufacture and sale of NetSpeak's products.

         As part of this expanded relationship, Motorola will seek to increase its equity investment in NetSpeak by means of a cash tender offer for 3.0 million shares of NetSpeak Common Stock, representing approximately 27.7% of NetSpeak's outstanding shares not owned by Motorola at a purchase price of $30.00 per share. Motorola has also agreed to purchase 35,000 shares of NetSpeak Common Stock from two officers. The offer will be made pursuant to a tender agreement and certain other related agreements and definitive offering documents to be filed with the Commission. The offer is conditional upon the tender of a minimum number of shares and receipt of regulatory approvals as well as certain other conditions to be set forth in the offering documents. Officers and directors may participate in the offer, although the Company has not been advised as to the number of shares that officers and directors will tender.

         Assuming a fully subscribed tender, Motorola will own approximately 28.2% of NetSpeak's common stock on a fully diluted basis upon completion of the offering. In addition, NetSpeak's Board of Directors will be increased from seven up to ten members with Motorola acquiring up to two additional seats on the Board of Directors (pending consummation of the offer) and certain management shareholders have agreed to vote in favor of the elections of such directors. Motorola has also agreed for three years, subject to certain exceptions, not to buy or offer to buy additional NetSpeak shares or seek to effect a change of control of NetSpeak without the consent of NetSpeak's Board of Directors.

INDUSTRY BACKGROUND

         Two fundamentally different switching technologies exist that enable digital communications: circuit switching and packet switching. Since the differing performance requirements for voice transmission and data transmission impose different design priorities, historical development of voice communication systems such as the telephone, and its related business systems, such as a corporate business telephone system ("PBX") and automatic call distribution ("ACD"), has centered on circuit switching technology, while that of data communications systems such as LANs and WANs and the Internet have primarily relied upon packet switching technology. As a result, separate cultures and networking fabrics have evolved for the design, development, application, and support for real-time voice communications (circuit switched networks) and non real-time data transmission (packetized data networks).

         High quality, real-time interactive voice communications must emulate a reasonable approximation of a face to face conversation between two geographically separated people. To accomplish this, the modulated signal representing the spoken words must (i) have enough information to re-create a recognizable voice by using a fixed bandwidth, (ii) be delivered with minimum delay by using a dedicated path in order not to impede interactive communications, (iii) be delivered at a constant rate in order to avoid distortion to the ear of the listener and (iv) not be subject to significant loss of information en route. These capabilities are inherent in circuit switched networks such as the public switching telephone network (the "PSTN") but must be created when using packetized data networks for voice transmission.

         The design of private Intranets such as LANs and WANs, and that of the Internet generally is fundamentally different from the architecture of conventional voice transmission networks. Each of these packetized data networks breaks down data into a series of small, discrete packets for transmission. Each packet of data travels independently through the network to the destination address where application software reassembles the packets to recreate the original data set. As currently designed, packetized data networks handle congestion by discarding or delaying packets or by sending packets from the same source along different pathways, which can result in packets which were sent in sequence arriving out of order. If the transmitted data packet represents real-time voice, the listener may perceive a gap or "choppiness" as a result of missing, late-arriving or out-of-sequence packets.

         As the work environment increasingly demands faster access to greater volumes of information from multiple sources, the individual capabilities of separate circuit switched and packetized data networks are being seriously challenged. The response from circuit switch manufacturers has been the development of new switching system architectures that make it easier for separate, application-specific software to control the circuit switching function, and to seek to maintain the market value of circuit switched systems by increasingly using voice applications processes to offer additional services such as voice mail, interactive voice response and ACD. The intensity of technical activity involved in further integrating the interaction of specific application processes and information delivery systems has given computer telephony integration the status of a technology in its own right.

         A growing number of businesses and other organizations have recognized the Internet as a network which enables an enhanced form of public communication. In order to create conditions amenable to satisfactory commerce and business communications on the Internet, the same kinds of services offered in communicating with customers via traditional voice transmission networks such as the PSTN must be available when communicating with customers via the Internet.

         The Internet represents primarily an access to potential markets that cannot be efficiently exploited if a separate, parallel infrastructure is required for its service. Its evolution, however, has supported the development of technologies such as those of NetSpeak that have made feasible the integration of the two different architectures of circuit switched and packetized data networks in such a way that communications between the two are meaningful, and such that each can selectively take advantage of the special capabilities of the other.

         There are many applications currently utilizing traditional telephony that could benefit from the capabilities available from data communications networks such as contemporaneous transmission of data and voice over a single system. The general difficulty in adapting some of these capabilities to the circuit switching environment lies in the limited expertise of those in the traditional telephony environment in developing and applying the desired adaptations on the one hand, and the limited systems and application expertise necessary for those in the packetized data network environment to recognize the problems, understand the opportunities, or design appropriate solutions on the other.

         The introduction and rapid development of IP technology revolutionized the deployment and use of data communications networks such as the Internet. Even though this technology is in its infancy, it is already creating a growing demand for the integration of features and functions available in traditional voice communications networks into the packetized data network environment.

NETSPEAK'S CORE COMMUNICATIONS TECHNOLOGY

         NetSpeak has developed a core communications technology which addresses the challenges associated with real-time interactive voice transmission over packetized data networks. NetSpeak's technology surmounts the difficulties inherent in real-time interactive voice transmissions in the packetized data network environment and permits the integration into this environment of features commonly found in traditional voice transmission networks, as well as enabling the concurrent voice, video and data transmission over packetized data networks, thereby expanding the functionality of packetized data networks. For example, NetSpeak's core communications technology will permit a call placed over the Internet to the technical support department of a customer to be transferred from the Internet to the customer's LAN, route the call to the next available service agent, and provide the service agent with information regarding the call. NetSpeak's core communications technology is the platform utilized in all of its products and systems. Among other features and functions, NetSpeak's core communications technology:

/bullet/ permits encrypted, two-way voice transmission. NetSpeak's software manages different types of information streams, using different priorities, to optimize use of available bandwidth capacity, while providing the most sensitive applications such as voice transmission with first priority to that capacity, thereby minimizing the choppiness typically associated with voice transmission over packetized data networks. Encryption allows for secure communications even over packetized data networks, such as the Internet;

/bullet/ allows users to connect to other users in a point-to-point fashion, rather than through an intermediate routing mechanism. NetSpeak's intelligent virtual switching technology implements a patent-pending technique for address resolution which translates circuit switching addresses to IP network addresses, thereby eliminating the need to know an end-user's packetized network address;

/bullet/ provides dynamic and fixed IP address mixing which can create networks that carry traffic from both fixed-address networks such as a LAN and dynamically-assigned address networks such as the Internet to form a seamless communications network (a "network of networks") infrastructure. This infrastructure can operate over any physical network that supports IP;

/bullet/ uses a common object-oriented code base that allows the technology to be integrated into other NetSpeak and third party products;

/bullet/ operates on multiple operating systems and can be ported to various operating platforms.

         NetSpeak is conducting ongoing research and development to further enhance its core technology, by continuing to develop additional applications and features and functionality in its products.

NETSPEAK'S STRATEGY

         The Company's goal is to use its core communications technology to become an industry leader in providing business solutions for concurrent real-time interactive voice transmission over packetized data networks while seemlessly integrating the features and functions of existing voice transmission networks into the packetized data networking environment. The Company's strategy includes the following key elements:

     ESTABLISH STRATEGIC ALLIANCES TO FACILITATE TECHNOLOGICAL ACCEPTANCE

          In order to facilitate and accelerate the acceptance of NetSpeak's technology, as well as enhance marketing and distribution of its products and systems, the Company has established a number of strategic alliances with various leaders in the telecommunications and networking industries. The Company intends to leverage its partners' extensive existing sales and distribution channels to accomplish this objective. Pursuant to certain of these agreements, either the Company's technology is integrated into products which are marketed by its strategic partners or the Company' s products and systems are marketed and distributed by its strategic partners through various distribution channels. The Company believes that these strategic alliances also offer access to its partners' leading edge technologies. To date, the Company has established strategic alliances with Motorola, Bay Networks, Siemens, Creative and several other industry leaders. The Company intends to expand and strengthen existing and establish additional strategic alliances.

     EXPAND INTERNAL MARKETING AND SALES EFFORTS

          The Company is developing an infrastructure to facilitate distribution of the Company's technology, products and services. The Company is presently building an in-house sales force and expanding its direct marketing and sales efforts to service providers, including telecommunications and other common carriers, large business enterprises, governmental and educational entities, as well as original equipment manufacturers ("OEMs"), systems integrators ("SIs") and value-added resellers ("VARs").

     EDUCATE THE MARKETPLACE

          Given the historical use of different infrastructures for voice and data transmission, NetSpeak believes that it needs to continue the education process to our potential customer base on how our IP telephony technology can facilitate the consolidation of these infrastructures by integrating capabilities and features commonly found in traditional voice transmission networks into the packetized data network environment. The Company is expanding the number of marketing programs it conducts in this regard, including advertising in trade journals and similar media, attendance at industry trade shows and direct mail campaigns. In addition, the Company has been and continues to be involved in industry wide standard setting bodies, such as the Massachusetts Institute of Technology's ("MIT") ITC (Internet Telephony Interoperability Consortium) consortium, VoIP (Voice on IP) forum, IMTC (Interoperable Multimedia Teleconference), and VON (Voice on the Net) Coalition.

     CONTINUE RESEARCH AND DEVELOPMENT

          The Company intends to extend the functionality and uses of its core communications technology by continuing to invest in research and development. The Company believes that it can further improve its technology which will allow it to enhance its existing product applications as well as develop new applications.

PRODUCTS AND SYSTEMS

         NetSpeak's products and systems consist of four principal groups: gateway systems, IP telephony server products, call-center systems and client software. The Company has focused on developing its suite of products and systems to meet the stringent requirements of telecommunications carriers which include scalability, reliability, interoperability and redundancy as well as a number of other systems management, remote operations, administration and maintenance features. NetSpeak's products and systems combine its various intelligent software modules to provide applications that furnish each particular product's desired features and functions. The Company's initial product offering was its WebPhone client software, released in February 1996. Throughout most of 1997, the Company's carrier-grade gateway systems and IP telephony server products were in a limited release to certain strategic partners and key customers and were made commercially available in the fourth quarter of 1997. The Company anticipates commercial release of its initial call center products in the second quarter of 1998.

     GATEWAY SYSTEMS

          Gateway products are designed as transition points between two different network types, such as between the PSTN and the Internet. Gateway products convert regular voice transmission to or from the compressed data packets that travel over packetized data networks. Gateway products can be used to bring packetized voice transmission into existing voice transmission networks such as a PBX or translate voice from the voice transmission network to a user's Intranet.

          NetSpeak's WebPhone Gateway eXchange ("WGX") is PC-based and offers up to 96 and 120 ports in a single chassis with digital T1 and E1, respectively, and standard analog PSTN network interfaces. NetSpeak is also developing a gateway product line based on the Company's proprietary hardware design which is targeted at the specific requirements of telecommunications carriers. This product line will offer increased port densities as well as optimize the efficiency at which the gateway functions.

     IP TELEPHONY SERVER PRODUCTS

          NetSpeak IP telephony server software provides intelligent system and network management functions for IP telephony networks. These modules perform complex call routing by controlling the connection process between users, manage network operations, coordinate detailed user activity and account billing, and provide other value-added features and functions to users.

          NetSpeak's software modules can be combined to construct various types of voice transmission networks. These software modules include the Gateway Routing Server which dynamically manages call routing between multiple gateways deployed on a network; the Subscriber Account Manager, maintains customer account records including prepaid account balances; the Event Management Server, provides system operations management and enables real-time billing; the Credit Processing Server, provides real-time collection and customer account management for credit card transactions; the Connection and Information Services Servers, which are responsible for finding the destination party and coordinating the connection between users; the ACD Server module, which is the key to NetSpeak's call center systems (described below); and the Control Center module, which is the management control software for all of NetSpeak's products. A variety of other support modules which will offer further valued-added features and functions are under development.

     CALL CENTER SYSTEMS

          Call center systems are generally used by customer service departments within corporations for a wide variety of communications functions, such as sales, service and technical support between such companies and their customers. Call center systems route calls to individual customer service agents based on factors such as agent skills or agent call volume, and provide the agents with information about incoming calls in order to facilitate customer interaction.

          The Company's ITEL Call Center allows a customer to construct a call center entirely in a packetized data network environment utilizing only a PC as the call center agent's user interface. The system allows for transmission of voice and video based calls.

          The WebPhone Enterprise ACD integrates the capabilities of the ITEL Call Center with the power of WGX for translating calls from the PSTN and converting them to packetized voice for distribution to an agent's PC. As a result, all caller traffic arrives at the agent's desktop in a uniform format, whether originated over the Internet, the user's Intranet or the PSTN.

     CLIENT SOFTWARE PRODUCTS

          NetSpeak's client or end-user software products include the standard NetSpeak WebPhone, NetSpeak's Internet telephone software product, which was the first NetSpeak client product on the market. WebPhone is the basis of the NetSpeak client software products including the Agent and Mini WebPhones, which are key components of NetSpeak's call center systems.

STRATEGIC ALLIANCES

         In order to facilitate and accelerate the acceptance of NetSpeak's technology, as well as enhance marketing and distribution of its products and systems, the Company has established a number of strategic alliances with leaders in various segments of the telecommunications and networking industries. The Company intends to leverage its partners' extensive existing sales and distribution channels to accomplish this objective. Pursuant to certain of these agreements, either the Company's technology is integrated into products which are marketed by its strategic partners or the Company' s products and systems are marketed and distributed by its strategic partners through various distribution channels. The Company believes that these strategic alliances also offer access to its partners' leading edge technologies. To date, the Company has established strategic alliances with Motorola, Bay Networks, Siemens, Creative and several other industry leaders. The Company intends to expand and strengthen its existing and establish additional strategic alliances.

         The following highlights companies with which NetSpeak is currently participating in strategic relationships:

     MOTOROLA

          In August 1996, the Company established a strategic alliance with Motorola, as part of which Motorola made a minority investment in the Company. In connection with the investment by Motorola, the Company granted to Motorola a right of first negotiation on licenses of NetSpeak's technology as it applies to the cellular, cable and wireless communications industries. A designee of Motorola serves on the Company's Board of Directors. In March 1998, the Company and Motorola agreed to significantly expand their strategic relationship as described in "Overview - Recent Development" above.

     BAY NETWORKS

          In January 1998, the Company established a strategic relationship with Bay Networks. Under the agreements entered into with Bay Networks, NetSpeak will integrate its technology into certain of Bay Networks' router and remote access products, and the companies will jointly develop products employing NetSpeak's technology. Bay Networks will also resell NetSpeak's gateway and IP telephony server products. In connection with this agreement, the Company issued approximately 1.3 million shares of common stock to Bay Networks for $36.8 million, net of offering costs. Additionally, the Company has agreed not to enter into any new agreements with certain of Bay Networks' competitors to resell NetSpeak's products for a period of one year and not to provide its source code to such competitors for a period of three years.

     SIEMENS

          In June 1997, the Company established a strategic partnership with Siemens. In November 1997, the Company expanded its agreement with Siemens and, as a result, Siemens will market NetSpeak's carrier-grade gateway products and IP telephony server products and include NetSpeak's technology and applications on the Siemens gateway platform.

     CREATIVE

          In June 1996, the Company entered into a strategic alliance with Creative. Pursuant to the agreements, Creative made a minority investment in the Company and the Company granted Creative a worldwide exclusive license to market, distribute and bundle an Internet telephone based on the Company's WebPhone client software product under the Creative brand name in the retail distribution channel until August 2000. NetSpeak and Creative are also jointly developing other multimedia Internet-related applications which use both companies proprietary technology. In conjunction with this development, the Company has licensed its technology to Creative through December 2006. Creative has a right to market any jointly developed applications exclusively for up to seven months.

     OTHER ALLIANCES

          The Company has also entered into strategic relationships with a number of other companies such as Telstra R&D Management Pty, Ltd , a subsidiary of Telstra Corporation Ltd., the Australia telephone company, to jointly develop and market a gateway utilizing SS7 signaling and NetSpeak's IP telephony technology. The Company has OEM and distribution agreements with ACT Networks, Inc., Fujitsu Business Communications Systems and the Switching Systems Division of Rockwell International Corporation in which the Company is integrating its software into the companies' proprietary hardware platforms. The Company also has agreements with MCI and NTC to supply IP telephony products and systems. Both MCI and NTC, offer commercially available services which utilize the Company's products and systems.

MARKETING AND SALES

         The principal target market for NetSpeak's products and systems encompasses a wide variety of service providers, including telecommunications and other common carriers, large business enterprises, governmental and educational entities, as well as OEMs, SIs and VARs. NetSpeak is also marketing its WebPhone client software products over the Internet, by advertising in computer periodicals, and through distribution agreements with over 900 ISPs worldwide.

         The Company's current marketing and sales efforts have focused on establishing and building strategic relationships with leaders in the telecommunications and networking industries in an effort enhance the distribution of the Company's products by leveraging its partners' extensive existing sales and distribution channels. In addition to marketing its products and systems with its strategic partners, NetSpeak's in-house sales force, which is divided into groups, focuses its sales efforts on direct sales to end-users and distributors. The Company's in-house marketing and sales efforts consist of direct contact with potential customers, direct mail, advertising, and other marketing campaigns and attendance at industry trade shows, which in addition to generating sales, are intended to educate potential customers as to the features, functionality, cost effectiveness and other benefits of NetSpeak's technology, products and systems. The Company intends to continue increasing its in-house sales force in the future.

         In addition, the Company's site on the World Wide Web permits prospective customers to obtain information about its products and services, download software for evaluation and order certain products. The Company intends to continue to intensify and expand its marketing and sales efforts and, as a result, intends to significantly increase marketing and sales expenses in future periods.

CUSTOMER SERVICE AND SUPPORT

         NetSpeak is committed to maintaining customer satisfaction and loyalty. The Company provides technical support services to its direct customers and to its strategic partners. The Company maintains a technical support hotline in which the Company's customer support specialists diagnose and solve technical problems related to the Company's products and systems as well as to other hardware and software with which the Company's products and systems may be integrated. All support requests are tracked through a series of customer databases, including current status reports and historical customer interaction logs. The Company uses customer feedback as a source of ideas for product application improvements and enhancements.

         The Company provides maintenance for all of its gateway and business systems through a program of periodic technical upgrades. The price of a NetSpeak business system includes 90 days of maintenance service. For a fee, the Company will provide extended maintenance services to its gateway and business system customers and to certain volume purchasers of its client software products.

         The Company anticipates hiring additional technical customer service representatives to support the expected increase in its installed base of its gateway, IP telephony server and call center products.

RESEARCH AND DEVELOPMENT

         The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Management believes that the Company's future success depends in large part upon its ability to continue to enhance the functionality and uses of its core technology. The Company believes that it can further improve its technology which will allow it to enhance its existing product applications as well as develop new applications.

         The Company is involved in the review and establishment of industry standards by actively participating in standard setting bodies such as MIT's ITC (Internet Telephony Interoperability Consortium) consortium, VoIP (Voice on IP) Forum, IMTC (Interoperable Multimedia Teleconference) and VON (Voice on the Net) Coalition.

         The Company currently conducts the majority of its product development efforts in-house. On occasion, the Company employs independent contractors to assist with product development and testing activities and also intends to work with its strategic partners with a view to enhancing its products. The Company has aggressively expanded its Research and Development group from six software engineers as of December 31, 1995 to 63 software engineers and support staff as of December 31, 1997. Research and development expenses were approximately $5.5 million for the year ended December 31, 1997 and approximately $2.3 million and $203,000 in 1996 and 1995, respectively. All of the Company's research and development costs have been expensed as incurred, including purchased research and development of $557,000 in connection with the acquisition of Internet Telephone Company. The Company intends to significantly increase research and development expenses in future periods to perform product enhancements and new product development in order to seek to establish and maintain a competitive advantage.

COMPETITION

         The Company anticipates that competition in the IP telephony software market, which includes gateways, IP telephony network management systems and applications will increase and become intensely competitive in the future. Currently, the Company faces competition from different companies across each of its product lines. The Company competes with companies such as Lucent Technologies, Inc., VocalTec Communications Ltd., Vienna Systems Corporation, Clarent Corporation and Inter-tel, Incorporated. The Company anticipates it will also face further competition in all market segments from companies in the telecommunications and computer industries which decide to market competitive products or systems. Although the Company faces increased competition from this segment, these companies represent existing and potential future customers and strategic partners. In addition, the Company also competes with manufacturers of hardware-based business systems.

         Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. The Company believes that the principal competitive factors affecting its potential success include development, time-to-market, quality, performance, product features; such as flexibility, scalability, interoperability, functionality and ease of use; price, customer service and support, product/vendor reputation and the overall effectiveness of its sales and marketing efforts. Certain of these competitors may be existing or potential strategic partners.

GOVERNMENT REGULATION

         At present, there are few laws or regulations that specifically address access to or commerce on the Internet. The increasing popularity and use of the Internet, however, enhance the risk that the governments of the United States and other countries in which the Company sells or expects to sell its products will seek to regulate computer telephony and the Internet with respect to, among other things, user privacy, pricing, and the characteristics and quality of products and services. The Company is unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on its business, financial condition or results of operations.

         In March 1996, the ACTA, a group of telecommunications common carriers, filed the ACTA Petition with the FCC arguing that providers (such as the Company) of computer software products that enable voice transmission over the Internet (Internet "telephone" services) are operating as common carriers without complying with various regulatory requirements and without paying certain charges required by law. The ACTA Petition argues that the FCC has the authority to regulate both the Internet and the providers of Internet "telephone" services and requests that the FCC declare its authority over interstate and international telecommunications services using the Internet, initiate rule- making proceedings to consider rules governing the use of the Internet for the provision of telecommunications services, and order providers of Internet "telephone" software to immediately cease the sale of such software. Any action by the FCC to grant the relief sought by ACTA or otherwise to regulate use of the Internet as a medium of communication, including any action to permit local exchange carriers to impose additional charges for connections used for Internet access, could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

         The Company generally relies upon patent, copyright, trademark and trade secret laws to protect and maintain its proprietary rights for its technology and products. The Company has filed 19 U.S. utility patent applications and one Patent Cooperation Treaty patent application relating to various aspects of the Company's software, its virtual circuit switching architecture, and techniques for resolving dynamically assigned Internet Protocol addresses. Several additional patent applications are currently being prepared. The Company expects to routinely file patent applications, as deemed appropriate to protect its technology and products.

         Elk Industries has asserted, in a letter to NetSpeak, just prior to the November 1996 expiration of U.S. Patent No. 4,128,773, owned by Elk Industries, that the Company's WebPhone client software product infringed the now expired patent. Given the initial distribution of the Company's WebPhone client software prior to expiration of the asserted patent, the Company believes any potential liability related to the allegation will not have a material effect on the Company's financial position or results of operations. In May 1997, the Company received a letter from e-Net, Inc. ("e-Net"), alleging that the Company's WebPhone product infringes U.S. Patent No. 5,526,353 owned by e-Net. Although there can be no assurance of the outcome of this uncertainty, following an analysis of the subject patent and the WebPhone product, management believes the allegations are without merit and that any potential liability related to e-Net's allegations will not have a material effect on the Company's financial position or results of operations.

         Generally, litigation, which could be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patents issued to the Company, in either case, in judicial or administrative proceedings. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third-parties, or require the Company to cease product sales and possibly alter the design of the products. There can be no assurance that any licenses required under any third-party patents or proprietary rights would be made available on acceptable terms, if at all. In addition, the laws of certain countries may not protect the Company's intellectual property.

         To help protect its rights, the Company currently requires employees, consultants and strategic partners to enter into confidentiality agreements that prohibit disclosure of the Company's proprietary information. The Company also currently requires employees and consultants to assign to it their ideas, developments, discoveries and inventions. NetSpeak has entered into agreements with customers which require the Company to place its source code in escrow. These agreements provide that customers will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company may enter into similar agreements in the future which may increase the likelihood of misappropriation by third parties.

EMPLOYEES

         As of February 28, 1998, the Company employed 109 persons, 63 in research and development, 30 in sales and marketing and 16 in administration and finance. The Company anticipates increasing its staff significantly in future periods. None of the Company's employees are subject to collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

         Competition for technical personnel in the Company's industry is intense. The Company believes that it has been successful in recruiting qualified employees, but there is no assurance that it will continue to be as successful in the future. The Company believes that its future success depends in part on its continued ability to hire, assimilate and retain qualified personnel.

EXECUTIVE OFFICERS OF THE COMPANY

         The non-director executive officers of the Company and their respective ages and positions with the Company as of February 28, 1998 were as follows:

                Name                   Age                                  Position

----------------------------------    -----  --------------------------------------------------------
John W. Staten......................   31    Chief Financial Officer and Assistant Secretary
Steven F. Mills.....................   43    Senior Vice President of Advanced Technology Development
Harvey Kaufman .....................   66    Executive Vice President, Secretary and Treasurer


         JOHN W. STATEN has served as the Company's Chief Financial Officer and Assistant Secretary since February 1996. Prior to joining NetSpeak Mr. Staten was employed by Deloitte & Touche LLP, a public accounting firm, from 1990 to January 1996, most recently as Manager focusing on the retail and technology sectors. Mr. Staten holds a bachelor's and master's degree in accounting from the University of Florida and is a Certified Public Accountant. In addition, the Company intends to appoint Mr. Staten to its Board of Directors upon the consummation of the cash tender offer by Motorola, as described in "Overview - Recent Development" above.

         STEVEN F. MILLS has been Senior Vice President of Advanced Technology Development for the Company since February 1998. From October 1996 to February 1998 he served as the Company's Vice President of Marketing since October 1996. Prior to joining NetSpeak Mr. Mills was employed by Boca Research, Inc., a developer and manufacturer of modems, from April 1995 to October 1996, most recently as Vice President of Business Development. From January 1994 to April 1995, Mr. Mills was employed by General DataCom Services as Assistant Vice President of Transmission Products. Prior to General DataCom, Mr. Mills was employed by Primary Access Corp from 1991 to January 1994 serving in various capacities.

         HARVEY KAUFMAN has served as Executive Vice President, Secretary and Treasurer of the Company since December 1995. Mr. Kaufman has over 25 years of expertise in the telecommunications industry. He joined Telecom Plus International, Inc. ("TPI") in 1979 as Vice President of Strategic Planning with additional responsibilities for Applications Engineering and Product Management. Upon the sale of TPI's core telecommunications business to Siemens AG ("Siemens") in 1987, Mr. Kaufman joined Siemens as Executive Director of Marketing for Siemens Information Systems and subsequently served as Vice President of Product Management and Applications Engineering and Director for Advanced Systems and Applications. Mr. Kaufman retired from Siemens in October 1995.

ITEM 2. PROPERTIES

         The Company occupies approximately 20,000 square feet of space in Boca Raton, Florida, which it leases agreements at a combined annual rental of $266,000. The leases for the Company's facilities expire between January, 2000 and February, 2001. The Company also occupies branch offices in North Sydney, Australia and Tustin, California in which it leases on a month to month basis. The Company believes that its existing facilities are adequate for its needs through the end of 1998. Should the Company require additional space at that time or prior thereto, it believes that such space can be secured on commercially reasonable terms and without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS

         The Company is, from time to time, involved in certain legal actions arising in the ordinary course of business. While the outcome of claims cannot be predicted with certainty, management believes the outcome of such actions known to date will not have a material adverse effect on the Company's business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) Market Information

         The Company's Common Stock has been listed for trading on the Nasdaq National Market under the symbol "NSPK," since May 29, 1997. The following table sets forth for the calendar quarter indicated the high and low sale prices as quoted on The Nasdaq Stock Market.

                                                                               High            Low
                                                                            ----------     ------------
    Quarter ended June 30, 1997, (commencing May 29, 1997).....             $   9.50       $    8.68

    Quarter ended September 30, 1997...........................             $  15.13       $    7.75

    Quarter ended December 31, 1997............................             $  26.88       $   15.38

(b) Holders

         As of February 27, 1998 there were in excess of 2,500 holders of the Company's Common Stock.

(c) Dividends

         The Company has never declared or paid any cash dividends on its Common Stock and does not intend to pay dividends for the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Payment of dividends in the future will depend upon, among other things, the Company's ability to generate earnings, need for capital and overall financial condition.

(d) Use of IPO Proceeds

         On May 29, 1997, the U.S. Securities and Exchange Commission declared effective the Company's Registration Statement of Form S-1 (SEC File Number 333-22123). The offering of the securities (the "IPO") registered pursuant to the Registration Statement also commenced on May 29, 1997. The IPO terminated after the sale of 2,400,000 shares of the Company's Common Stock for $8.75 per share. The managing underwriters for the public offering of the Company's Common Stock were Josephthal, Lyon & Ross Incorporated and Cruttenden Roth, Inc.

         The Company incurred expenses of approximately $1,587,000 in connection with the IPO. These expenses represented direct payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. Net proceeds from the IPO were $17,943,000. The Company has used approximately $910,000 for the purchase of equipment, approximately $735,000 to increase the Company's research and development and sales, marketing and administrative staff, and approximately $3,926,000 for working capital. None of the payments from the use of proceeds were made to officers, directors or persons owning more than 10% of any class of securities of the Company. The Company invested $14,336,000 of the IPO proceeds in short-term, investment-grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Items 7 and 8 of this Form 10-K.

                                                 PREDECESSOR(1)               SUCCESSOR(1)
                                                 -------------- ---------------------------------------
                                                                                       YEAR ENDED
                                                 MAY 15, 1995   DECEMBER 8, 1995       DECEMBER 31,
                                                 TO DECEMBER    TO DECEMBER 31,   ---------------------
                                                   18, 1995          1995          1996         1997
                                                 ------------   ----------------  ---------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                                      $       -      $       -      $     867     $   5,353
Operating expenses:
     Cost of revenues                                                                  47           931
     Research and development                           175             28          2,256         5,496
     Sales and marketing                                  -              -            722         2,919
     General and administrative                           6             57            837         1,631
     Purchased research and development                   -            557              -             -
                                                  ---------      ---------      ---------     ---------
          Total operating expenses                      181            642          3,862        10,977
Loss from operations                                   (181)          (642)        (2,995)       (5,624)
Interest and other income                                 -              -            172           753
                                                  ---------      ---------      ---------     ---------
Loss before income taxes                               (181)          (642)        (2,823)       (4,871)
Income taxes                                              -              -             43           209
                                                  ---------      ---------      ---------     ---------
Net loss                                          $    (181)          (642)        (2,866)       (5,080)
                                                  =========      =========      =========     =========
Net loss per share (basic and diluted)                           $   (0.15)     $   (0.41)    $   (0.54)
                                                                 =========      =========     =========
Shares used in computing net loss per share                          4,408          7,019         9,396
                                                                 =========      =========     =========


                                                                                SUCCESSOR(1)
                                                                                DECEMBER 31,
                                                                      ---------------------------------
                                                                      1995           1996          1997
                                                                      ----           ----          ----
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments                $     483      $   6,295     $   19,054
Working capital                                                        391          4,304         18,413
Total assets                                                           556          8,278         23,201
Shareholders' equity                                                   448          5,679         21,108

----------

(1) NetSpeak acquired Internet Telephone Company ("ITC") by issuing 2,500,000 shares of Common Stock, valued at $500,000, in exchange for all of the outstanding shares of ITC. The acquisition was accounted for as a purchase, and the purchase price was allocated to the assets acquired, including purchased research and development in process, and liabilities assumed based upon their fair value on the date of acquisition. The financial information identified herein as for the Predecessor is for ITC for the period May 15, 1995 (inception) to December 18, 1995, the date of its acquisition by NetSpeak. The financial information identified herein as for the Successor is for NetSpeak (including ITC on a consolidated basis from the date of acquisition) as of December 31, 1995, 1996 and 1997 and for the period from December 8, 1995 (inception) to December 31, 1995, for the years ended December 31, 1996 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company released its first product in February 1996 and, for accounting purposes, emerged from the development stage during 1996. The Company generates revenues from the sale of products, licenses and fees for services. The Company's products are licensed primarily to service providers, including telecommunications carriers, cable companies and other common carriers, business enterprises, OEMs, SIs, VARs and directly to individual client software end-users. Service revenues consist of customer support, maintenance and engineering fees.

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

         The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of December 31, 1997, the Company had an accumulated net loss of $8.6 million. The limited operating history of the Company makes its future results of operations difficult to predict. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors such as the introduction of new products or services by the Company or its competitors, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the budgeting cycles of potential customers, the timing in the deployment of the Company's products by customers, technical difficulties with respect to product development or the use of products developed by the Company and general economic conditions.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996 AND THE PERIOD FROM DECEMBER 8, 1995 (INCEPTION) TO DECEMBER 31, 1995 COMBINED WITH THE PREDECESSOR FOR THE PERIOD FROM MAY 15, 1995 (PREDECESSOR'S INCEPTION) TO DECEMBER 18, 1995. UNLESS OTHERWISE INDICATED THE DISCUSSION OF THE COMBINED AMOUNTS IS REFERRED TO AS "1995" HEREIN.

         Net revenues for the year ended December 31, 1997 were $5.4 million as compared to $867,000 for the year ended December 31, 1996. The Company had no revenues during 1995.

         During 1997, the Company's sales mix shifted towards the sale of gateway systems and IP telephony server products, representing 46% of net revenues during 1997 as compared to 6% during 1996. Net revenues generated from gateway systems and server software included the sale of the Company's software based products as well as the sale of fully integrated "turn-key" systems, where the Company integrates third party computer hardware and software components with its gateway and server software. The increase in gateway system and server software revenues is due to the commercial deployment and trial evaluations of the Company's products and systems by service providers, including telephone companies, cable companies and other common carriers and equipment suppliers.

         Net revenues from client software represented 35% and 72% of net revenues for the years ended December 31, 1997 and 1996, respectively. Net revenues generated from client software were primarily due to a product license and distribution agreement with Creative. Creative represented the Company's largest customer during 1997 and 1996, accounting for 47% and 76% of net revenues, respectively. The Company expects that revenues generated from Creative, as well as client software, will decrease significantly in future periods. The Company anticipates that its sales mix will shift predominately towards the sale of gateway systems, IP telephony server products and call center systems, including turn-key systems, in future periods.

         Cost of revenues for the year ended December 31, 1997 was $931,000, or 17% of net revenues, as compared to $47,000, or 5% of net revenues, for the year ended December 31, 1996. The increase in cost of revenues was primarily due to a shift in the Company's sales mix towards the sale of fully integrated "turn-key" gateway systems. The Company began selling fully integrated systems in the fourth quarter of 1997 as a short-term means of expediting the distribution of its technology, and anticipates that sales of fully integrated systems will increase as a percentage of net revenues, to represent a significant portion of the Company's sales mix in the near term and, as a result, cost of revenues will also increase as a percentage of net revenues. However, the Company believes that cost of revenues will decrease as a percentage of net revenues in the longer term as the Company expects that system integration will be performed by its partners and, as a result, the Company anticipates its sales mix will primarily consist of software based solutions in the long term. Additionally, should the Company elect to manufacture and sell certain specialized computer hardware components that it is currently designing, cost of revenues would increase as a percentage of net revenues. The Company had no cost of revenues during 1995.

         Research and development expenses for the year ended December 31, 1997 were $5.5 million as compared to $2.3 million for the year ended December 31, 1996. Research and development expenses during 1995 were $203,000. The increases in research and development expenses were primarily the result of the expansion of the Company's research and development staff. As a result, the Company experienced an increase in costs related to compensation expense, as well as computer hardware and software utilized in product development and greater equipment depreciation expense. The Company also developed and introduced a new line of gateway products on a new hardware platform during 1997 and, as a result, incurred additional costs to facilitate the development and testing of these products. All research and development costs have been expensed as incurred. The Company intends to significantly increase research and development expenses in future periods to perform product enhancements and new product development to maintain a competitive advantage. In connection with the acquisition of Internet Telephone Company, $557,000 of purchased research and development was charged to expense in 1995. See Note 2 to the consolidated financial statements.

         Sales and marketing expenses for the year ended December 31, 1997 were $2.9 million as compared to $722,000 for the year ended December 31, 1996. The increase in sales and marketing expenses was primarily due to the expansion of the Company's sales and marketing staff. During 1997, the Company opened two branch sales offices and increased its promotional activities, primarily through generating a greater presence at industry trade shows and conferences. The Company intends to continue to intensify and expand its sales and marketing efforts and, as a result, expects sales and marketing expenses to significantly increase in future periods. The Company had no sales and marketing expenses during 1995.

         General and administrative expenses for the year ended December 31, 1997 were $1.6 million as compared to $837,000 for the year ended December 31, 1996. General and administrative expenses during 1995 were $63,000. The increase in general and administrative expenses was due to the addition of personnel and greater operating expenses as a result of the expansion of the Company's corporate infrastructure. The Company expects general and administrative expenses to increase in future periods as it continues to expand its corporate infrastructure.

         Interest and other income for the years ended December 31, 1997 and 1996 was $753,000 and $172,000, respectively. The increase in interest income is the result of interest earned on excess funds attributable to the net proceeds from the IPO. The Company had no interest income during 1995.

         Income taxes for the years ended December 31, 1997 and 1996 were $209,000 and $43,000, respectively. Such taxes were the result of income taxes paid to the Singapore government related to license fees received pursuant to agreements with Creative. The Company paid no income taxes during 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently does not have any available lines of credit. The Company has financed its operations through sales of equity securities. Prior to completion of the IPO in June 1997, the Company raised approximately $8.7 million, net of offering costs, from private sales of securities in a private placement and to Motorola and Creative, two strategic partners. As of December 31, 1997, the Company had $4.7 million in cash and cash equivalents and $14.3 million in short-term investments. In January 1998, the Company sold 1,334,171 shares of Common Stock for $36.8 million, net of offering costs, in a private transaction to Bay Networks, another strategic partner.

         Net cash used in operating activities during the years ended December 31, 1997 and 1996 was $5.9 million and $1.0 million, respectively. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

         Net cash used in investing activities during the years ended December 31, 1997 and 1996 was $16.1 million and $1.2 million, respectively. For the year ended December 31, 1997 net cash used in investing activities reflects $14.3 million in net purchases of short-term investments and $1.7 million primarily related to purchases of computer equipment. Net cash used in investing activities during 1996 primarily related to purchases of equipment.

         Net cash provided by financing activities for the year ended December 31, 1997 was $20.4 million. On June 3, 1997, the Company closed on the IPO of its Common Stock. The Company offered and sold 2,400,000 shares of Common Stock at an initial public offering price of $8.75 per share, raising proceeds, net of offering costs, of approximately $17.9 million. Upon consummation of the IPO, Motorola, Inc., a strategic partner of and investor in the Company, exercised a previously granted warrant to purchase 452,855 shares of Common Stock for $2.5 million or $5.50 per share.

         Net cash provided by financing activities for the year ended December 31, 1996 was $8.1 million and was primarily attributable to private offerings of equity securities.

         The Company has no material commitments other than those under office and equipment leases. The Company expects to significantly increase its capital expenditures in future periods as a result of its anticipated growth, primarily through the purchase of computer-related equipment for use in research and development activities. The Company anticipates that, based on its present plans and assumptions, the current cash balances will be sufficient to enable it to maintain its current and planned operations for a period of at least the next 12 months. If the Company's estimates or assumptions prove to be incorrect, the Company may require additional capital. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to the Company. Failure to secure needed additional financing, if and when needed, may have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENT

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued statement of position ("SOP") 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. SOP 97-2 provides guidance as to when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into for annual periods beginning after December 15, 1997. The Company will adopt SOP 97-2 in 1998 and is in the process of evaluating the impact, if any, on the Company.

YEAR 2000 MATTERS

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year, consequently, in the year 2000 such systems may be unable to accurately process certain date-based information. The Company can potentially be affected by this issue in two separate areas, through the internal computer applications on which it relies as well as the software which it develops and sells. NetSpeak is in process of reviewing all significant third party applications which it utilizes and obtaining documentation from the manufacturers which certify Year 2000 compliance. The Company also is in process of examining the architecture of its products, as well as documentation on the third party components which are integrated into the Company's software products, and believes that its products are Year 2000 compliant. The Company is also developing a test plan, for both internal applications and software which the Company develops, to validate the results of its initial review. Should the Company find any items which are not Year 2000 compliant in the course of its testing, the Company will take the necessary actions to correct the matter. The Company expects that its testing procedures and any required Year 2000 compliance activities will be completed by December 31, 1998. The Company does not anticipate that Year 2000 compliance activities will have a material effect on the Company's business, financial position or results of operations. However, there can be no assurance that the Company's systems and products are Year 2000 compliant until the successful completion of its testing procedures. Additionally, there can be no assurance that the systems of other companies on which the Company relies will be Year 2000 compliant which could result in a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS

         Except for the historical information contained herein, this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve a number of risks and uncertainties, including the risks described elsewhere in this report and detailed from time to time in the Company's filings with the Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                NETSPEAK CORPORATION
                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 PAGE NO.
                                                                                             ---------------

Independent Auditors' Report.........................................................................  23

Consolidated Balance Sheets as of December 31, 1996 and 1997.........................................  24

Consolidated Statements of Operations for the Predecessor for the period May 15,
 1995 (date of inception) to December 18, 1995 and for the Successor for the
 period December 8, 1995 (date of inception) to December 31, 1995 and the years ended December 31, 1996 and 1997......................................................  25

Consolidated Statements of Shareholders' Equity for the Predecessor for the
 period May 15, 1995 (date of inception) to December 18, 1995 and for the
 Successor for the period December 8, 1995 (date of inception) to December 31,
 1995 and the years ended December 31, 1996 and 1997.................................................  26

Consolidated Statements of Cash Flows for the Predecessor for the period May 15,
 1995 (date of inception) to December 18, 1995 and for the Successor for the
 period December 8, 1995 (date of inception) to December 31, 1995 and the years ended December 31, 1996 and 1997......................................................  27

Notes to Consolidated Financial Statements...........................................................  28

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of NetSpeak Corporation:

         We have audited the accompanying consolidated balance sheets of NetSpeak Corporation and subsidiary (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows of Internet Telephone Company (the "Predecessor") for the period from May 15, 1995 (date of inception) to December 18, 1995, and of the Company for the period December 8, 1995 (date of inception) to December 31, 1995 and for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1997, and the results of operations and cash flows of the Predecessor for the period from May 15, 1995 (date of inception) to December 18, 1995, and of the Company for the period December 8, 1995 (date of inception) to December 31, 1995 and the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Certified Public Accountants
Fort Lauderdale, Florida

February 3, 1998

                              NETSPEAK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                    December 31,

                                                                           -------------------------------
                                                                               1996             1997
                                                                           -------------   ---------------
ASSETS

Cash and cash equivalents.................................................  $  6,295            $  4,718
Short-term investments....................................................         -              14,336
Accounts receivable.......................................................       340                 898
Prepaid and other current assets..........................................        86                 521
Deferred tax asset........................................................       182                  33
                                                                            --------            --------
            Total current assets..........................................     6,903              20,506

Property and equipment, net...............................................     1,050               2,178
Other assets..............................................................       325                 517
                                                                            --------            --------
                                                                            $  8,278            $ 23,201
                                                                            ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable..........................................................  $     92            $    676
Accrued compensation......................................................        83                 687
Other accrued expenses....................................................       182                 474
Unearned revenue..........................................................     2,242                 256
                                                                            --------            --------
            Total current liabilities.....................................     2,599               2,093
                                                                            --------            --------

Commitments and contingencies (Note 7)....................................         -                   -


Shareholders' equity:
     Preferred stock:  1,000,000 shares of $.01 par value.................
         authorized; no shares issued or outstanding......................
     Common stock: 25,000,000 shares of $.01 par value....................
         authorized; 7,698,532 and 10,554,721 shares issued and ..........
         outstanding at December 31, 1996 and 1997, respectively..........        77                 106
     Additional paid-in capital...........................................     9,110              29,590
     Accumulated deficit..................................................    (3,508)             (8,588)
                                                                            --------            --------
            Total shareholders' equity....................................     5,679              21,108
                                                                            --------            --------
                                                                            $  8,278            $ 23,201
                                                                            ========            ========




          See accompanying notes to consolidated financial statements.

                              NETSPEAK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                    PREDECESSOR                  SUCCESSOR
                                                                  --------------   ---------------------------------------
                                                                                                          YEAR ENDED
                                                                    MAY 15, 1995   DECEMBER 8, 1995       DECEMBER 31,
                                                                     TO DECEMBER    TO DECEMBER 31,  ---------------------
                                                                      18, 1995          1995          1996         1997
                                                                    ------------   ----------------  ---------------------

Net revenues..........................................          $       -      $       -         $     867     $   5,353
Operating expenses:
   Cost of revenues...................................                                                  47           931
   Research and development...........................                   175             28          2,256         5,496
   Sales and marketing................................                     -              -            722         2,919
   General and administrative.........................                     6             57            837         1,631
   Purchased research and development.................                     -            557              -             -
                                                                   ---------      ---------      ---------     ---------
       Total operating expenses.......................                   181            642          3,862        10,977

Loss from operations..................................                  (181)          (642)        (2,995)       (5,624)

Interest and other income.............................                     -              -            172           753
                                                                   ---------      ---------      ---------     ---------
Loss before income taxes..............................                  (181)          (642)        (2,823)       (4,871)

Income taxes..........................................                     -              -             43           209
                                                                   ---------      ---------      ---------     ---------
Net loss..............................................             $    (181)          (642)        (2,866)       (5,080)
                                                                   =========      =========      =========     =========
Net loss per share (basic and diluted)................                            $   (0.15)     $   (0.41)    $   (0.54)
                                                                                  =========      =========     =========
Weighted-average shares outstanding...................                                4,408          7,019         9,396
                                                                                  =========      =========     =========


          See accompanying notes to consolidated financial statements.

                              NETSPEAK CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)



                                                       COMMON STOCK      ADDITIONAL
                                                   -------------------    PAID-IN   ACCUMULATED
                                                   SHARES       AMOUNT     CAPITAL    DEFICIT        TOTAL
                                                   ------       ------     -------    -------        -----
Predecessor

Balance at May 15, 1995 ........................         --     $   --     $   --     $     --      $     --
Sale of common stock ...........................          1          1         --           --             1
Capital paid in ................................         --         --        128           --           128
Net loss .......................................         --         --         --         (181)         (181)
                                                    -------     ------     ------     --------      --------
Balance at December 18, 1995 ...................          1     $    1     $  128     $   (181)     $    (52)
                                                    =======     ======     ======     ========      ========

--------------------------------------------------------------------------------

Successor
Balance at December 8, 1995 ....................         --   $     --   $     --     $     --      $     --
Sale of common stock ...........................      2,950         30        560           --           590
Issuance of common stock in
  acquisition ..................................      2,500         25        475           --           500
Net loss .......................................         --         --         --         (642)         (642)
                                                    -------   --------   --------     --------      --------
Balance at December 31, 1995 ...................      5,450         55      1,035         (642)          448


Issuance of common stock
  and warrant  .................................      2,196         22      7,943           --         7,965
Exercises of stock options .....................         53         --        132           --           132
Net loss .......................................         --         --         --       (2,866)       (2,866)
                                                    -------   --------   --------     --------      --------
Balance at December 31, 1996 ...................      7,699         77      9,110       (3,508)        5,679


Issuance of common stock
  and warrants .................................      2,400         24     17,985           --        18,009
Exercise of warrant ............................        453          5      2,486           --         2,491
Exercises of stock options .....................          3         --          9           --             9
Net loss .......................................         --         --         --       (5,080)       (5,080)
                                                    -------   --------   --------     --------      --------
Balance at December 31, 1997 ...................     10,555   $    106   $ 29,590     $ (8,588)     $ 21,108
                                                    =======   ========   ========     ========      ========


          See accompanying notes to consolidated financial statements.


                              NETSPEAK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                        SUCCESSOR
                                                        PREDECCESSOR       --------------------------------------------
                                                        ---------------                                YEAR ENDED
                                                        MAY 15, 1995 TO     DECEMBER 8, 1995           DECEMBER 31,
                                                         DECEMBER 18,        TO DECEMBER 31,      ---------------------
                                                             1995                 1995               1996         1997
                                                        ---------------     ----------------      ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ..........................................    $          (181)    $           (642)     $  (2,866)   $ (5,080)
 Adjustments to reconcile net loss to net cash
    used in operating activitities
   Depreciation ....................................                  2                  -              198         609
   Purchased research and development ..............                -                    557            -           -
   Common stock issued for services ................                -                    -               35          66
   Deferred taxes ..................................                -                    -             (182)        149
   Changes in assets and liabilities:
     Accounts receivable ...........................                -                    -             (340)       (558)
     Prepaid and other current assets ..............                -                    (16)           (70)       (435)
     Other assets ..................................                -                    (25)          (299)       (192)
     Accounts payable ..............................                 44                   36             12         584
     Accrued compensation ..........................                -                    -               83         604
     Other accrured expenses .......................                -                     28            154         292
     Unearned revenue ..............................                -                    -            2,242      (1,986)
                                                        ---------------     ----------------      ---------    --------
       Net cash used in operating activities .......               (135)                 (62)        (1,033)     (5,947)
                                                        ===============     ================      =========    ========

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment .............................                (26)                  (7)        (1,217)     (1,737)
 Purchase of short-term investments ................                -                    -              -       (26,996)
 Maturities and sales of short-term invesments .....                -                    -              -        12,660
 Acquisition costs paid and cash overdraft assumed .                -                    (38)           -           -
                                                        ---------------     ----------------      ---------    --------
        Net cash used in investing activities ......                (26)                 (45)        (1,217)    (16,073)
                                                        ===============     ================      =========    ========

CASH FLOWS FORM FINANCING ACTIVITIES
 Proceeds from issuance of common stock and warrant .               129                  590          7,930      17,943
 Proceeds from exercise of warrant ..................               -                    -              -         2,491
 Proceeds from exercise of employee stock options ...               -                    -              132           9
 Cash overdraft .....................................                32                  -              -           -
                                                        ---------------     ----------------      ---------    --------
        Net cash provided by financing activities ...               161                  590          8,062      20,443
                                                        ===============     ================      =========    ========
Net increase (decrease) in cash and cash equivalents.               -                    483          5,812      (1,577)

Cash and cash equivalents, beginning of period ......               -                    -              483       6,295
                                                        ---------------     ----------------      ---------    --------
Cash and cash equivalents, end of period ............   $                   $            483      $   6,295    $  4,718
                                                        ===============     ================      =========    ========
SUPPLEMENTAL INFORMATION:

Cash paid for income taxes ..........................   $                   $                     $     225    $     60
                                                        ===============     ================      =========    ========


NON CASH INVESTING AND FINANCING ACTIVITIES SEE NOTES 2 AND 3.

           See accompanying notes to consolidated financialstatements.

                              NETSPEAK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND OPERATIONS - NetSpeak Corporation ("NetSpeak") and its subsidiary (collectively, the "Company") develops, markets, licenses, and supports a suite of intelligent software products and systems, which enable real-time, concurrent interactive voice, video and data transmission over packetized data networks such as the Internet and local-area and wide-area networks ("LANs" and "WANs", respectively).

         The markets for the Company's products and systems have only recently begun to develop and are rapidly evolving. Additionally, the Company's products and systems are based on emerging technologies. As is typical in the case of new and rapidly evolving industries, demand and market acceptance for recently introduced technology products are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. As of December 31, 1997, the Company had an accumulated deficit of $8.6 million. Additionally, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the volume of revenues generated to the Company's strategic partners from sales of products and systems incorporating the Company's technology or products, the emergence of new competitors in the marketplace, the mix of distribution channels used by the Company, the timing of new product announcements and release by the Company and its competitors, and general economic conditions. However, the Company believes that adequate capital resources are available to fund the Company's operations for a period of at least twelve months.

         NetSpeak was incorporated on December 8, 1995 under the name "Comnet Corporation" and assumed its present name on December 18, 1995. For accounting purposes, the Company emerged from the development stage during 1996.

         Effective December 18, 1995, NetSpeak acquired the Internet Telephone Company ("ITC"). ITC was incorporated for the purpose of developing telephony communication software for use on the Internet and LANs and WANs. The accompanying financial statements identified as for the Predecessor are for ITC for the period from May 15, 1995 (inception) to the date of acquisition. The accompanying financial statements identified as for the Successor are for the Company, including ITC on a consolidated basis, as of December 31, 1996 and 1997 and for the period from December 8, 1995 (inception) to December 31, 1995 and for the years ended December 31, 1996 and 1997. See Note 2.

         CONSOLIDATION - The consolidated financial statements include the accounts of NetSpeak and its wholly-owned subsidiary, ITC. Significant intercompany transactions and balances have been eliminated in consolidation.

         ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         NET LOSS PER SHARE - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 in the fourth quarter of 1997. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. Pursuant to the requirements of Staff Accounting Bulletin ("SAB") No. 98 of the Securities and Exchange Commission, issued in February 1998, common equivalent shares which have an anti-dilutive effect on net loss per share are no longer included in computing net loss per share for the period that includes the initial public offering. All prior-period loss per share data has been restated in accordance with SFAS No. 128 and SAB No. 98.

         REVENUE RECOGNITION - The Company generates revenues from products, licenses and fees for services. License revenue includes a combination of fees for initial and annual license fees. Service revenues are derived from fees for customer maintenance and support and engineering.

         Product and license revenues are generally recognized upon product shipment or delivery of permanent authorization codes. License fees which cover a specified time period are amortized ratably over the term of the license agreement.

         Service revenues for customer maintenance and support are recognized ratably over the term of the maintenance period which is typically twelve months. Service revenues for engineering services are generally recognized when the services are performed, except when customer acceptance is required, then revenues are recognized when customer acceptance has been received.

         Costs related to insignificant obligations, primarily telephone support, are accrued upon product shipment.

         Advance payments of products, licenses and services are reported as unearned revenue until all conditions for revenue recognition are met.

         RESEARCH AND DEVELOPMENT - Research and development expenditures are charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs once technological feasibility has been established.

         Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. All research and development costs have been expensed as incurred.

         FINANCIAL INSTRUMENTS - Cash and cash equivalents include cash and short-term investments purchased with a maturity of three months or less. Short-term investments generally mature between three months and two years from the purchase date. All short-term investments are classified as available for sale and are recorded at fair value. Unrealized gains and losses are to be reported in shareholders equity. There were no significant differences between cost and fair value for all classifications of short-term investments, nor were there significant unrealized holding gains.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," require disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the Consolidated Balance Sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments, which are presented herein have been determined by the Company using available market information. There were no significant differences as of December 31, 1996 and 1997 in the carrying value and fair value.

         PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives range from 3 to 5 years.

         INCOME TAXES - Income taxes are provided based on the treatment prescribed by SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires accounting for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting bases of assets and liabilities and net operating loss carryforwards.

         RECENT ACCOUNTING PRONOUNCEMENT - In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued statement of position ("SOP") 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. SOP 97-2 provides guidance as to when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into for annual periods beginning after December 15, 1997. The Company will adopt SOP 97-2 in 1998 and is in the process of evaluating the impact, if any, on the Company.

2. ACQUISITION OF ITC

         Effective December 18, 1995, the Company acquired ITC by issuing 2,500,000 shares of the Company's common stock, valued at $500,000, in exchange for all of the outstanding shares of ITC. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired, including purchased research and development in process, and liabilities assumed based upon their fair value on the date of acquisition. ITC's only activities from inception to the date of acquisition consisted of research and development of telephony communication software, and as such operating activities did not commence. As of the date of the acquisition, technological feasibility of the telephony communication software in process of development had not been established and there was no alternative use; accordingly, the portion of the purchase price allocated to purchased research and development was immediately expensed in accordance with general accepted accounting principles. Pro forma information for 1995 giving effect to the acquisition is not presented because such information would not be significantly different from that in the historical statements of operations. The following summarizes the acquisition (in thousands):

     Equipment acquired.................................... $    25
     Purchased research and development....................     557
     Accounts payable assumed..............................     (44)
     Acquisition costs and cash overdraft assumed..........     (38)
                                                            -------
     Common stock issued................................... $   500
                                                            =======

3. SHAREHOLDERS' EQUITY.................................

         The initial capitalization of the Company consisted of the issuance of 2,500,000 shares of common stock for $500,000.

         ITC's capitalization since inception consisted of the issuance of 1,000 shares of common stock for $1,000 cash and additional capital contributions of $128,000.

         During the period from December 8, 1995 to December 14, 1995, the Company issued 450,000 shares of common stock for $90,000.

         In the first quarter of 1996 the Company sold 1,204,000 million shares of common stock for $2.50 per share in a private placement raising $2,992,000, net of offering costs. In January 1996, the Company issued an option to purchase 250,000 shares of common stock for $2.50 per share to a consulting firm, which assisted the Company with its private placement. The fair value of this option, $271,000, was recorded as a cost of the offering. The option expires in January 2003.

         In June 1996, the Company issued 207,679 shares of common stock to Creative Technology Ltd. ("Creative") at a price of $5.05 per share raising an aggregate of $944,000, net of offering costs. The Company also issued Creative a 21 month warrant to purchase up to an additional 207,679 shares of common stock at a price of $5.05 per share, which warrant is only exercisable if Creative distributes, during a specified period, a predetermined quantity of the Company's Internet telephone client software product licensed to Creative. During 1997, the Company determined that the product distribution requirements were likely to be met and recorded as an expense the fair value, $66,000, of the warrant. The Company derived 44% and 47% of its net revenues from Creative for the years ended December 31, 1996 and 1997, respectively.

         In August 1996, the Company issued 769,853 shares of common stock at a price of $5.50 per share and a warrant to purchase up to an additional 452,855 shares of common stock at a price of $5.50 per share for a six year period expiring in August 2002 to Motorola , Inc. ("Motorola") raising $3,994,000, net of offering costs.

         On June 3, 1997, the Company closed on the initial public offering of its Common Stock. The Company offered and sold 2,400,000 shares of the Common Stock at an initial public offering price of $8.75 per share, raising proceeds, net of offering costs, of $17,943,000. Upon consummation of the offering, Motorola, Inc., exercised the previously granted warrant to purchase 452,855 shares of Common Stock for $2,491,000.

         In January 1998, the Company entered into a joint development and equity agreement with Bay Networks, Inc. In conjunction with the agreement, on February 3, 1998, the Company issued 1,334,171 shares of common stock to Bay Networks, Inc., raising $36,753,000, net of offering costs.

         The Company has authorized 1,000,000 shares of preferred stock, $.01 par value. No shares of preferred stock have been issued.


4. SHORT-TERM INVESTMENTS

                                         DECEMBER 31,
                                   ------------------------
                                     1996            1997
                                   --------        --------
U.S. Treasury Notes............           -        $ 10,150
U.S. Government Agencies.......           -           4,168
Certificate of Deposit.........           -              18
                                   --------        --------
Short-term investments ........           -        $ 14,336
                                   ========        ========

5. PROPERTY AND EQUIPMENT

                                                       DECEMBER 31,
                                                 -----------------------
                                                   1996            1997
                                                 ---------     ---------
Computer equipment.............................  $   1,030     $   2,420
Furniture, fixtures and office equipment.......        156           416
Leashold improvements..........................         63           155
                                                 ---------     ---------
Property and equipment, cost...................      1,249         2,991
Accumulated depreciation.......................       (199)         (813)
                                                  ---------     ---------
Property and equipment, net....................  $   1,050     $   2,178
                                                 =========     =========

      Depreciation expense during 1995, 1996 and 1997 was $0, $198,000 and $609,000, respectively.

6. STOCK BASED COMPENSATION

     The Company may grant stock options under the 1995 Stock Option Plan (the "Plan") to key employees, consultants, officers and directors for up to 2,700,000 shares of common stock. Under the Plan, the exercise price of each option must not be less than the fair market value of the Company's stock on the date of grant and an option's maximum term is 10 years. Incentive stock options vest equally over 3 years beginning on the first anniversary date of the grant, while non-statutory options vest over various periods.

     A summary of the status of the Plan as of December 31, 1995, 1996 and 1997, and changes during the periods ended on those dates is presented below:

                                                          PRICE PER SHARE
                                                    ---------------------------
                                                                     WEIGHTED-
                                                                      AVERAGE
                                         SHARES         RANGE          PRICE
                                     -------------  -------------   -----------
                                     (in thousands)

Outstanding at December 8, 1995 .....            -  $           -    $       -
  Granted ...........................          550           1.00         1.00
  Exercised .........................            -              -            -
  Canceled ..........................            -              -            -
                                     -------------  -------------   -----------
Outstanding at December 31, 1995 ....          550           1.00         1.00
  Granted ...........................        1,621   2.50 to 5.50         3.24
  Exercised .........................           53           2.50         2.50
  Canceled ..........................          132   1.00 to 2.50         1.36
                                     -------------  -------------   -----------
Outstanding at December 31, 1996 ....        1,986   1.00 to 5.50         2.76
  Granted ...........................          294   5.50 to 26.88       10.71
  Exercised .........................            3           2.50         2.50
  Canceled ..........................           39   2.50 to 8.75         6.72
                                     -------------  -------------   -----------
Outstanding at December 31, 1997 ....        2,238  $1.00 to 26.88   $    3.70
                                     =============  =============   ===========


           The following table summarizes information about employee stock options outstanding at December 31, 1997:

                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                       ----------------------------------------------  -----------------------------
                                     WEIGHTED-AVERAGE
                                        REMAINING        WEIGHTED-                      WEIGHTED-
     RANGE OF                          CONTRACTUAL        AVERAGE                        AVERAGE
  EXERCISE PRICE       OUTSTANDING     LIFE (YEARS)    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
  --------------       -----------     ------------    --------------   -----------   --------------
                     (in thousands)                                    (in thousands)


$       1.00                 450           8.0        $      1.00            350      $      1.00
        2.50               1,132           8.1               2.50            998             2.50
    5.05 to 5.50             399           8.7               5.47            131             5.47
    7.00 to 26.88            257           9.5              11.02             15             8.13
                       -----------         ---         --------------   -----------   -------------
$   1.00 to $26.88         2,238           8.3               3.70          1,494             2.47
                       ===========         ===         ==============   ===========   =============


       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in measuring stock based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under the Plan. Had compensation expense been determined based upon the fair value at the grant date for awards under the Plan consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share, on a pro forma basis, would have been:

                                              1995              1996            1997
                                         ------------       -----------     ------------
                                                           (in thousands)
     Proforma net loss.................  $       (642)      $    (3,123)    $     (5,599)
     Proforma net loss per share.......  $      (0.15)      $     (0.44)    $      (0.60)

     The fair value of each employee stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted in 1996 and 1997 was $0.83 and $4.69, respectively. Employee stock options granted in 1995 had no fair value. The following assumptions were used in calculating the fair values: dividend yield 0%, expected volatility 60%, risk-free interest rates ranging between 5.39% and 6.77%, and an expected life of 5 years. An expected volatility of 0% was used prior to the Company's IPO.

7. COMMITMENTS AND CONTINGENCIES

     The Company leases its office facility and certain equipment under operating leases with remaining lease terms in excess of one year. Future minimum lease payments as of December 31, 1997 are as follows (in thousands):

      YEAR ENDING DECEMBER 31,

          1998..............  $           282
          1999..............              289
          2000 .............              162
          2001..............                7
                              ---------------
                              $           740
                              ===============

    Rent expense for the periods ended December 31, 1995, 1996 and 1997 was $1,000, $67,000 and $168,000, respectively.

     In September 1996, the Company established a 401(k) deferred compensation plan for all employees meeting certain service requirements. The Company matches employee contributions to the Plan at its discretion. The Company's contributions during the years ended December 31, 1996 and 1997 were $0 and $19,000, respectively. The administrative costs of the plan are paid by the Company.

     The Company has entered into employment agreements with six officers with salaries aggregating $1,140,000 annually. The terms of these agreements are for two years, with renewal provisions.

     The Company has entered into Indemnification Agreements with each of the existing directors and officers, which provides for the maximum indemnification permitted by law.

     The Company may, from time to time, be involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such actions known to date will not have a material adverse effect on the Company's financial position or results of operations.

     Elk Industries has asserted, in a letter to the Company, just prior to the November 1996 expiration of U.S. Patent No. 4,128,773, owned by Elk Industries, that the Company's WebPhone client software product infringed the now expired patent. The Company sought advice of counsel relating to the infringement allegations, which Elk Industries has asserted against other software concerns, and believes, based upon an opinion of counsel, the Company's WebPhone client software product does not infringe the asserted patent. Accordingly, the Company believes that this matter will not have a material effect on its financial position and results of operations.

     In May 1997, the Company received a letter from e-Net, Inc. ("e-Net") alleging that the Company's WebPhone product infringes U.S. Patent No. 5,526,353 owned by e-Net. Although, there can be no assurance of the outcome of this uncertainty, following an analysis of the subject patent and the WebPhone product, management believes the allegations are without merit and that any potential liability related to e-Net's allegations will not have a material effect on the Company's financial position and results of operations.

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

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year, consequently, in the year 2000 such systems may be unable to accurately process certain date-based information. The Company can potentially be affected by this issue in two separate areas, through the internal computer applications on which it relies as well as the software which it develops and sells. NetSpeak is in process of reviewing all significant third party applications which it utilizes and obtaining documentation from the manufacturers which certify Year 2000 compliance. The Company also is in process of examining the architecture of its products, as well as documentation on the third party components which are integrated into the Company's software products, and believes that its products are Year 2000 compliant. The Company is also developing a test plan, for both internal applications and software which the Company develops, to validate the results of its initial review. Should the Company find any items which are not Year 2000 compliant in the course of its testing, the Company will take the necessary actions to correct the matter. The Company expects that its testing procedures and any required Year 2000 compliance activities will be completed by December 31, 1998. The Company does not anticipate that Year 2000 compliance activities will have a material effect on the Company's business, financial position or results of operations. However, there can be no assurance that the Company's systems and products are Year 2000 compliant until the successful completion of its testing procedures. Additionally, there can be no assurance that the systems of other companies on which the Company relies will be Year 2000 compliant which could result in a material adverse effect on the Company. (unaudited)

8. INCOME TAXES

     The Company's provision for income taxes consists of the following:

                                                DECEMBER 31,
                                          -----------------------
                                            1996           1997
                                          --------      ---------
                                              (in thousands)
          Current - Foreign............   $    225      $      60
          Deferred - Foreign...........       (182)           149
                                          --------      ---------
                                          $     43            209
                                          ========      =========


     Income taxes for the year ended December 31, 1996 and 1997 were attributable to income taxes paid to the Singapore government related to license fees received pursuant to an agreement with Creative. The Company did not pay income taxes during 1995.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases. As of December 31, 1996 and 1997, the Company had deferred tax assets as follows:


                                                        DECEMBER 31,
                                                 ---------------------------
                                                    1996            1997
                                                 -----------    ------------
                                                       (in thousands)
      Deferred tax assets:

      Unearned revenue - foreign................ $       182    $         33
      Net operating loss carryforwards..........       1,291           3,097
      Valuation allowance.......................      (1,291)         (3,097)
                                                 -----------    ------------
          Net deferred tax asset................ $       182    $         33
                                                 ===========    ============


     The valuation allowance has been established to reduce the deferred tax asset to an amount that is more likely than not to be realized, and is based on the uncertainty as to the utilization of the net operating loss carryforwards due to the Company's short operating history and losses to date.

     As of December 31, 1996 and 1997, the Company had approximately $3,254,000 and $7,829,000, respectively, of federal and state net operating loss carryforwards available to offset future taxable income; such carryforwards begin to expire in 2009. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. As of December 31, 1997, the effect of such limitations, is not expected to be material.

     The Company's income tax provisions differed from the statutory federal rate of 34% as follows:

                                                   DECEMBER 31,
                                             ------------------------
                                               1996            1997
                                             ---------       --------
Statutory rate applied to...............
  earnings before income taxes..........         34.0%         34.0%
State rate net of federal benefit.......          3.6           3.6
Foreign taxes...........................         (1.5)         (4.3)
Valuation allowance.....................        (37.6)        (37.6)
                                             ---------       ---------
Income tax provision....................         (1.5)%        (4.3)%
                                             =========       =========


9. Selected Quarterly Financial Data (unaudited):




                                                  QUARTER ENDED
                                 ----------------------------------------------------
                                 MARCH 31,    JUNE 30,     SEPTEMBER 30, DECEMBER 31,
                                 ---------    --------     ------------  -----------
                                         (in thousands, except per share data)
1996
    Net revenues..............   $     91     $     90     $     196     $    490
    Loss from operations......       (418)        (725)         (858)        (994)
    Net Loss..................       (401)        (696)         (823)        (946)
    Net loss per share........   $  (0.06)    $  (0.10)    $   (0.11)    $  (0.12)
1997
    Net revenues..............   $    904     $  1,130     $   1,503     $  1,816
    Loss from operations......       (998)      (1,229)       (1,346)      (2,051)
    Net loss..................       (985)      (1,148)       (1,151)      (1,796)
    Net loss per share........   $  (0.13)    $  (0.13)    $   (0.11)    $  (0.17)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's directors and regarding compliance with Section 16 of the Securities Exchange Act of 1934 required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Documents filed as part of this Report.

         (1)   Consolidated Financial Statements

                Reference is made to the Index to Consolidated Financial Statements included in Part II, Item 8 of this Report.

         (2)   Financial Statement Schedules

                None.

         All schedules for which provision is made in applicable regulations of the Commission are omitted because they are not applicable or the required information is in the Consolidated Financial Statements or the notes thereto.

(b)        Exhibits.

      EXHIBIT
        NO.                       DESCRIPTION
   -------------  --------------------------------------------

         3.1      Certificate of Incorporation, as amended.(1)

         3.2      Bylaws.(1)

         4.1      Specimen Certificate of Common Stock.(1)

         4.2 Form of Advisors' Warrant Agreement including Form of Advisors' Warrants.(1)

         10.1     1995 Stock Option Plan, as amended.(1)*

         10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(1)*

         10.3 Employment Agreement between the Registrant and Stephen R. Cohen.(1)*

         10.4     Employment Agreement between the Registrant and Robert
                  Kennedy.(1)*

         10.5 Employment Agreement between the Registrant and Shane D. Mattaway.(1)*

         10.6     Employment Agreement between the Registrant and John W.
                  Staten.(1)*

         10.7     Employment Agreement between the Registrant and Harvey
                  Kaufman.(1)*

         10.8     Employment Agreement between the Registrant and Steven F.
                  Mills.(1)*

         10.9 Leases relating to premises at 902 Clint Moore Road, Boca Raton, Florida.(1)

         10.10 Common Stock and Warrant Purchase Agreement between the Registrant and Motorola, Inc.(1)

         10.11 Right of First Negotiation Agreement between the Registrant and Motorola, Inc.(1)

         10.12 Common Stock and Warrant Purchase Agreement between the Registrant and Creative Technology, Ltd.(1)

         10.13 Technology Development and Licensing Agreement between the Registrant and Creative Technology, Ltd., as amended.(1)(3)

         10.14 Distributor Agreement between Rockwell International Corporation, Switching Systems Division, and NetSpeak dated January 30, 1997(1)(3)

         10.15 Common Stock Purchase Agreement between the Registrant and ACT Networks, Inc.(2)

         10.16 Technology Development and Licensing Agreement between the Registrant and ACT Networks, Inc.(1)

         21.1     List of Subsidiaries of the Registrant.(1)

         23.2     Consent of Deloitte & Touche LLP, independent auditors.(2)

         27.1     Financial Data Schedule.(2)

          -------------

           *   Management compensation plan or arrangement

          (1) Previously filed and incorporated by reference to an Exhibit of the same number in the Company's Registration Statement on Form S-1 (File Number 333-22123).
          (2)   Filed herewith.
          (3) A request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended has been granted for certain portions of this Exhibit.

(b)       Reports on Form 8-K:

                  No Current Report on Form 8-K was filed by the Company in the fourth quarter ended December 31,1997.

(c)        Item 601 Exhibits

           The exhibits required by Item 601 of Regulation S-K are set forth in
           (A)(3) above.

(d)        Financial Statement Schedules

           The financial statement schedules required by Regulation S-K are set forth in (A)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NETSPEAK CORPORATION

                                         By: /s/ STEPHEN R. COHEN
                                         ---------------------------------------
                                         Stephen R. Cohen, Chairman of the Board
                                         and Chief Executive Officer

March 20, 1998

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date stated.


         SIGNATURE                                      TITLE                               DATE
--------------------------------------  -----------------------------------------      --------------
/s/  STEPHEN R. COHEN                   Chairman of the Board and Chief Executive      March 20, 1998
--------------------------------------    Officer (Principal Executive Officer)

     Stephen R. Cohen

/s/  JOHN W. STATEN                     Chief Financial Officer (Principal              March 20, 1998
--------------------------------------     Financial and Accounting Officer)
     John W. Staten

/s/  ROBERT KENNEDY                     President, Chief Operating Officer and          March 20, 1998
--------------------------------------     Director
     Robert Kennedy

/s/   SHANE D. MATTAWAY                 Executive Vice President, Chief Scientist       March 20, 1998
--------------------------------------     and Director

     Shane D. Mattaway

/s/  STEVEN D. LEEKE                    Director                                        March 20, 1998
--------------------------------------
     Steven D. Leeke

/s/  MICHAEL B. GOLDBERG                Director                                        March 20, 1998
--------------------------------------
     Michael B. Goldberg

/s/  A. JEFFRY ROBINSON                 Director                                        March 20, 1998
-------------------------------------
     A. Jeffry Robinson

/s/  MARTIN SHUM                        Director                                        March 20, 1998
-------------------------------------
     Martin Shum

                                 EXHIBIT INDEX

EXHIBIT                     DESCRIPTION

23.2                Independent Auditors' Consent

27                  Financial Data Schedule