Form 10-K/A
period 1997-12-31
NETSPEAK CORP
filed 1998-04-30
CIK 1007209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________
                         Commission file number 0-22521

                              NETSPEAK CORPORATION
             (Exact name of Registrant as specified in its charter)

               FLORIDA                                          65-0627616
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                       Identification Number)

                         902 CLINT MOORE ROAD, SUITE 104
                            BOCA RATON, FLORIDA 33487
                                 (561) 997-4001
                         (Address including zip code and
                        telephone number (including area
                      code) of principal executive office)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, par value $.01 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $149,066,638 as of February 27, 1998, based upon the closing sale price of the Common Stock as quoted on the Nasdaq National Market. This amount excludes an aggregate of 5,934,879 shares of Common Stock held by executive officers, directors and by each entity that owns 5% or more of the Common Stock outstanding at February 27, 1998.

         The number of shares of the registrant's Common Stock outstanding as of February 28, 1998 was 12,113,807.

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                NAME                                 AGE                             POSITION WITH THE COMPANY
                ----                                 ---                             -------------------------

Stephen R. Cohen....................                 55                 Chairman of the Board and Chief Executive
                                                                        Officer

Robert Kennedy......................                 49                 President, Chief Operating Officer and
                                                                        Director

Shane D. Mattaway...................                 41                 Chief Scientist and Director

John W. Staten......................                 31                 Chief Financial Officer, Assistant Secretary
                                                                        and Director

Steven F. Mills.....................                 43                 Senior Vice President of Advanced Technology
                                                                        Development

Harvey Kaufman......................                 66                 Executive Vice President, Secretary and
                                                                        Treasurer

Randall Battat......................                 38                 Director

Stephen P. Earhart..................                 49                 Director

Michael B. Goldberg(1)..............                 51                 Director

Steven D. Leeke(2)..................                 36                 Director

A. Jeffry Robinson(1)...............                 55                 Director

Martin Shum(2)......................                 49                 Director

----------
(1)      Member of Compensation Committee.

(2)      Member of Audit Committee.

         STEPHEN R. COHEN has served as Chairman of the Board and Chief Executive Officer of the Company since December 1995. From 1975 until January 1995, Mr. Cohen served as Chairman of the Board of TPI Enterprises, Inc., formerly Telecom Plus International, Inc. ("TPI"). Under Mr. Cohen's stewardship, TPI grew from a small, local telephone interconnect company with approximately $1,000,000 in revenue in 1975 to become the largest independent supplier of telecommunications equipment in the United States, with over $300 million in revenue in 1987. Mr. Cohen also oversaw the expansion of TPI's operations into other segments of the telecommunications industry, including cellular operations, radio common carrier paging and telecommunications software development. In 1987, TPI sold its core telecommunications business to Siemens AG ("Siemens"), who had been TPI's joint venture partner since 1984. Following the sale to Siemens, Mr. Cohen oversaw the redeployment of TPI's assets into new businesses including restaurants and movie theaters. Mr. Cohen retired from TPI in January 1995.

         ROBERT KENNEDY has served as a director of the Company since December 1995 and became its President and Chief Operating Officer in March 1996. Mr. Kennedy has over 20 years experience in the telecommunications industry. From 1976 until joining the Company, Mr. Kennedy served in a number of executive positions at TPI, including Vice President of Sales and Marketing from 1976 to 1985 and as Executive Vice President since 1985. In the latter capacity, Mr. Kennedy was responsible for sales, marketing, strategic planning, product development and overall profit responsibility for a number of TPI's operating subsidiaries. Mr. Kennedy also served as a member of TPI's Board of Directors from 1984 to 1993 and as its Executive Vice President to March 1996.

         SHANE D. MATTAWAY co-founded Internet Telephone Company ("ITC") in May 1995 and became the Company's Executive Vice President, Chief Technical Officer and a director upon the Company's acquisition of ITC in December 1995. In February 1998, Mr. Mattaway became the Company's Chief Scientist. For approximately 10 years prior to founding ITC, Mr. Mattaway was the founder and President of Boca Development, a computer consulting and software development firm. Mr. Mattaway has also served as an Adjunct Professor in Computer Science at the University of Miami, Florida International University and Florida Atlantic University.

         JOHN W. STATEN has served as Chief Financial Officer and Assistant Secretary since February 1996 and was appointed a director of the Company in April 1998. From 1990 to January 1996, Mr. Staten was employed by Deloitte & Touche LLP, a public accounting firm, most recently as a Manager focusing on the retail and technology sectors.

         STEVEN F. MILLS has been Senior Vice President of Advanced Technology Development for the Company since February 1998. From October 1996 to February 1998, he served as the Company's Vice President of Marketing. Prior to joining NetSpeak, Mr. Mills was employed by Boca Research, Inc., a developer and manufacturer of modems, from April 1995 to October 1996, most recently as Vice President of Business Development. From January 1994 to April 1995, Mr. Mills was employed by General DataCom Services as Assistant Vice President of Transmission Products. Prior to General DataCom, Mr. Mills was employed by Primary Access Corp. from 1991 to January 1994 serving in various capacities.

         HARVEY KAUFMAN has served as Executive Vice President, Secretary and Treasurer of the Company since December 1995. Mr. Kaufman has over 25 years of expertise in the telecommunications industry. He joined TPI in 1979 as Vice President of Strategic Planning with additional responsibilities for Applications Engineering and Product Management. Upon the sale of TPI's core telecommunications business to Siemens AG ("Siemens") in 1987, Mr. Kaufman joined Siemens as Executive Director of Marketing for Siemens Information Systems and subsequently served as Vice President of Product Management and Applications Engineering and Director for Advanced Systems and Applications. Mr. Kaufman retired from Siemens in October 1995.

         RANDALL BATTAT was appointed to the Company's Board of Directors in April 1998 as the designee of Motorola. Mr. Battat is currently Senior Vice President and General Manager of Motorola's Information Systems Group. He joined Motorola in February 1994 as Corporate Vice President and General Manager of its Wireless Data Group. From 1981 until joining Motorola, Mr. Battat was employed in various positions at Apple Computer, Inc., including Vice President of that company's Macintosh Desktop and Powerbook Division.

         STEPHEN P. EARHART was appointed to the Company's Board of Directors in April 1998 as the designee of Motorola. Mr. Earhart is currently a Senior Vice President of Finance with Motorola. He joined Motorola in 1978 and has held numerous progressive positions in Motorola's financial organization, principally in the cellular, network operations and space infrastructure areas. Mr. Earhart also serves as a director of Harris Bank Libertyville.

         MICHAEL B. GOLDBERG became a director of the Company upon consummation of the Company's initial public offering in June 1997. Since 1991, Mr. Goldberg has been Managing Director at Kelso & Company, a private investment firm. From 1989 to 1991, Mr. Goldberg was a Managing Director and Co-head of the Mergers and Acquisitions department at the First Boston Corporation. Prior thereto, he was a partner in Skadden, Arps, Slate, Meagher & Flom. Mr. Goldberg is also a director of Hosiery Corporation of America, Inc.

         STEVEN D. LEEKE was appointed to the Company's Board of Directors in November 1996 as the designee of Motorola. Mr. Leeke is currently the Director and General Manager of Internet Content and Service Businesses within Motorola New Enterprises. He joined Motorola in March 1995 as Director of Strategy for New Enterprises. In 1988 he joined Texas Instruments: first as a member of their Corporate Research Development & Engineering Department; then as Branch Manager, Production Management Decision Systems; and finally as Manager of Strategic Development, Semiconductor Group Research & Development, reporting to the Chief Technical Officer.

         A. JEFFRY ROBINSON has served as a director of the Company since December 1995. Since April 1996, Mr. Robinson has been a partner in the law firm of Broad and Cassel, the Company's counsel, specializing in corporate and securities matters. From March 1992 until April 1996, Mr. Robinson was a shareholder in the Miami law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, P.A.

         MARTIN SHUM became a director of the Company upon consummation of the Company's initial public offering in June 1997, as the designee of ACT. Mr. Shum founded ACT in May 1987 and has served as Chairman of the Board of Directors, President and Chief Executive Officer since that time.

         In March 1998, Stephen R. Cohen, Robert Kennedy, Shane D. Mattaway, Harvey Kaufman, John W. Staten and Steven F. Mills (collectively, the "Management Shareholders"), Motorola and the Company entered into a Voting Agreement (the "Voting Agreement") pursuant to which Motorola has the right to designate certain nominees to the Company's Board of Directors and, for as long as the Voting Agreement is in effect, the Management Shareholders will vote in favor of Motorola's designees, and Motorola will vote in favor of each Management Shareholder nominated by the Company to the Board of Directors. See "Certain Transactions -- Transactions with Motorola."

         See "Certain Relationships and Related Transactions -- Transactions with ACT" with respect to ACT's right to designate a nominee to the Board of Directors.

         There are no family relationships among the Company's directors and executive officers.

         The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

COMPENSATION OF DIRECTORS

         The Company pays non-employee directors a fee of $1,000 per meeting of the Board of Directors or committee thereof attended and provides non-employee directors with annual grants of stock options under the 1995 Plan to purchase 5,000 shares of Common Stock. Directors are also reimbursed for travel and lodging expenses in connection with their attendance at meetings. In August 1997, each of Michael B. Goldberg, A. Jeffry Robinson and Martin Shum were granted ten-year options under the 1995 Plan to purchase 5,000 shares of Common Stock at an exercise price of $8.125 per share.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and holders of more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to the fiscal year ended December 31, 1997 ("Fiscal 1997"), all filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following compensation table sets forth, for the fiscal years ended December 31, 1995, 1996 and 1997, the cash and certain other compensation paid by the Company to the Company's Chief Executive Officer ("CEO") and the four most highly compensated other executive officers whose annual salary and bonus exceed $100,000 during Fiscal 1997 (together with the CEO, collectively, the "Named Executive Officers"):

                                                                                                LONG-TERM
                                                                                              COMPENSATION
                                                               ANNUAL COMPENSATION              AWARDS
                                                      -------------------------------  ------------------------
                                                                                         SECURITIES UNDERLYING        ALL OTHER
                                          FISCAL          SALARY            BONUS          OPTION/SARS(1)          COMPENSATION(2)
  NAME AND PRINCIPAL POSITION              YEAR             ($)              ($)                (#)                      ($)
---------------------------------      ------------   --------------   --------------  ------------------------  -------------------

Stephen R. Cohen                           1997           190,776            90,000             --                       7,200
  Chairman and CEO                         1996            43,080                --           300,000                    1,662
                                           1995             --                   --             --                        --

Robert Kennedy(3)                          1997           165,507            70,000             --                       8,150
  President and                            1996            35,367                --           250,000                    1,662
  Chief Operating Officer                                                                                                 --

Shane D. Mattaway(4)                       1997           129,670            50,000             --                       8,150
  Chief Scientist                          1996           109,171                --           100,000                    1,662
                                           1995           101,462                --           150,000                     --

John W. Staten(5)                          1997            99,246            50,000             --                       8,150
  Chief Financial Officer                  1996            63,261                --           100,000                    1,662


Steven F. Mills(6)                         1997           124,664            32,500             --                        950
  Senior Vice President of                 1996            18,461                --           100,000                     --
  Advanced Technology
  Development

----------
(1) Represents options to purchase Common Stock granted to the Named Executive Officer under the 1995 Plan.

(2) The dollar amount represents a car allowance and/or Company contributions to the Company's 401(k) plan.

(3)      Mr. Kennedy joined the Company in March 1996.

(4) Mr. Mattaway joined the Company as Executive Vice President and Chief Technical Officer in December 1995 and became Chief Scientist in February 1998.

(5)      Mr. Staten joined the Company in February 1996.

(6) Steven F. Mills joined the Company in October 1996 as Vice President of Marketing and became Senior Vice President of Advanced Technology Development in February 1998.

STOCK OPTIONS HELD AT END OF FISCAL 1997

         The following table indicates the total number and value of exercisable and unexercisable stock options held by each of the Named Executive Officers listed as of December 31, 1997. No options to purchase stock were exercised by any of the Named Executive Officers in Fiscal 1997.

                                               NUMBER OF SECURITIES                       VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED OPTIONS                  IN-THE-MONEY OPTIONS
                                               AT FISCAL YEAR-END(#)                       AT FISCAL YEAR-END
                                    ----------------------------------------  -----------------------------------------
              NAME                      EXERCISABLE          UNEXERCISABLE       EXERCISABLE(1)        UNEXERCISABLE
--------------------------------    ------------------    ------------------  ------------------     ------------------

Stephen R. Cohen................         300,000                       0             $6,787,500                  0

Robert Kennedy..................         250,000                       0              5,656,250                  0

Shane D. Mattaway...............         250,000                       0              5,881,250                  0

John W. Staten..................          80,000                  20,000              1,810,000            452,500

Steven F. Mills.................          33,334                  66,666                654,880          1,308,320

----------
(1) Based on The Nasdaq National Market closing price for the Company's Common Stock on December 31, 1997 of $25.125 per share.

COMPENSATION COMMITTEE, INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is presently comprised of Michael B. Goldberg and A. Jeffry Robinson. Mr. Robinson is a partner of the law firm of Broad and Cassel, which serves as counsel to the Company. The Company has paid legal fees to Broad and Cassel for services rendered.

EMPLOYMENT AGREEMENTS

         Effective October 1996, the Company entered into employment agreements with Stephen R. Cohen, Robert Kennedy, Shane D. Mattaway, John W. Staten and Harvey Kaufman, the Company's Executive Vice President and Secretary. The employment agreements have "rolling" two year terms, so that at all times the remaining term of the agreement is two years. The employment agreements currently provide for annual salaries set at $275,000, $250,000, $155,000, $150,000, and $110,000 for Messrs. Cohen, Kennedy, Mattaway, Staten and Kaufman, respectively.

         Each employment agreement provides that the executive officer who is a party thereto (the "Executive Officer") will continue to receive his salary for a period of two years after termination of employment, if his employment is terminated by the Company for any reason other than death, disability or Cause (as defined in the employment agreement), or for a period of 12 months after termination of the agreement as a result of the Executive Officer's disability, and the Executive Officer's estate will receive a lump sum payment equal to one year's salary plus a pro rata portion of any bonus to which the Executive Officer is entitled upon termination of the employment agreement by reason of the Executive Officer's death. Each employment agreement also prohibits the Executive Officer from directly or indirectly competing with the Company for one year after termination for any reason except a termination without Cause. If a Change of Control (as defined in the employment agreement) occurs, the employment agreement provides for the continued employment of the Executive Officer for a period of two years following the Change of Control. In addition, following the Change of Control, if the Executive Officer's employment is terminated by the Company other than for Cause or by reason of the Executive Officer's death or disability, or by the Executive Officer for certain specified reasons (such as a reduction of compensation or a diminution of duties), the Executive Officer will receive a lump sum cash payment equal to 200% of the cash compensation received by the Executive Officer during the 12 calendar months prior to such termination.

         The Company is also party to a two-year employment agreement with Steven F. Mills, the Company's Senior Vice President of Advanced Technology Development, expiring in October 1998. The term of Mr. Mills' employment agreement will automatically be extended for successive one-year terms unless the Company or Mr. Mills gives written notice of its or his, respectively, intent not to extend such agreement to the other party at least 60 days prior to the then scheduled expiration date. Mr. Mills' employment agreement currently provides for an annual salary set at $200,000 and contains confidentiality and non-competition provisions.

OPTION GRANTS IN LAST FISCAL YEAR

         The Company did not grant stock options during Fiscal 1997 to any of the Named Executive Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 30, 1998, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock, (ii) the Company's Chief Executive Officer and each of the other "Named Executive Officers" (as defined below in "Executive Compensation--Summary Compensation Table"), (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group. The Company is not aware of any beneficial owner of more than 5% of the outstanding Common Stock other than as set forth in the following table.

                    NAME AND ADDRESS                                  NUMBER OF SHARES
                 OF BENEFICIAL OWNER(1)                             BENEFICIALLY OWNED(2)         % OF CLASS OUTSTANDING
                 ----------------------                             ---------------------         ----------------------

   DIRECTORS AND NAMED EXECUTIVE OFFICERS:

   Stephen R. Cohen(3)........................                              600,000                         4.8

   Robert Kennedy(4)..........................                              270,000                         2.1

   Shane D. Mattaway(5).......................                              748,000                         6.0

   John W. Staten(6)..........................                               75,000                          *

   Steven F. Mills(7).........................                               23,334                          *

   Randall Battat(8)..........................                                  -0-                         -0-

   Stephen P. Earhart(8)......................                                  -0-                         -0-

   Michael B. Goldberg(9).....................                                5,000                          *

   Steven D. Leeke(8).........................                                  -0-                         -0-

   A. Jeffry Robinson(10).....................                               80,000                          *

   Martin Shum(9).............................                                5,000                          *

   All directors and executive officers
   as a group (12 persons)(11)................                            1,889,668                        14.2

   5% OR GREATER HOLDERS

   Bay Networks, Inc..........................                            1,334,171                        10.8
   4401 Great America Parkway
   Santa Clara, California 95054

   Motorola, Inc..............................                            3,909,178                        31.8
   1303 E. Algonquin Road
   Schaumburg, Illinois 60196

----------------------------
*Less than 1%.

(1) Except as indicated, the address of each person named in the table is c/o the Company, 902 Clint Moore Road, Suite 104, Boca Raton, Florida 33487.

(2) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock listed, which include shares of Common Stock that such persons have the right to acquire a beneficial interest within 60 days from the date of this Report.

(3) Includes 300,000 shares of Common Stock issuable upon the exercise of stock options.

(4) Represents 250,000 shares of Common Stock issuable upon the exercise of stock options and 20,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Kennedy's spouse.

(5) Includes 250,000 shares of Common Stock issuable upon the exercise of stock options.

(6) Represents 75,000 shares of Common Stock issuable upon the exercise of stock options.

(7) Represents 23,334 shares of Common Stock issuable upon the exercise of stock options.

(8) Does not include the shares of Common Stock beneficially owned by Motorola, which shares Mr. Leeke, disclaims beneficial ownership.

(9) Represents 5,000 shares of Common Stock issuable upon exercise of stock options.

(10) Represents 80,000 shares of Common Stock issuable upon the exercise of stock options.

(11)     Includes (i) the shares of Common Stock described in notes (3) through
         (10) and (ii) 50,000 shares of Common Stock held by Harvey Kaufman and 33,334 shares of Common Stock issuable upon the exercise of stock options held by Mr. Kaufman.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTION WITH ACT

         In May 1997, the Company entered into a Technology Development and License Agreement with ACT pursuant to which the Company is adapting certain of its software modules to execute on ACT's hardware products and granted ACT a license to distribute a variety of the Company's products to ACT customers. ACT and the Company are also seeking to integrate their respective technologies into a bundled solution to be distributed and marketed by both of them. The Company granted ACT the right to designate one member of the Company's Board of Directors for a period of two years through June 1999. ACT also purchased 228,571 shares of Common Stock in the Company's initial public offering in June 1997 and in March 1998, sold all such shares of Common Stock in open market transactions.

TRANSACTION WITH BAY NETWORKS, INC.

      In January 1998, the Company signed an OEM and Joint Development Agreement with Bay Networks, Inc. ("Bay") to provide voice and fax-over-IP solutions to Bay and its customers. In conjunction with the aforementioned agreement, the Company and Bay entered into a stock purchase agreement ("Purchase Agreement") pursuant to which Bay purchased 1,334,171 shares of the Company's Common Stock from the Company for approximately $37.6 million. Pursuant to the Purchase Agreement, if the Company issues additional shares of Common Stock, Bay will have the right, in certain circumstances, to purchase additional shares of the Company's Common Stock so as to maintain its percentage ownership in the Company (up to approximately 9% on a fully diluted basis). Bay is also entitled to information and observer rights with respect to meetings of the Company's Board of Directors and executive committee, if any, and was also accorded registration rights under the Securities Act of 1933, as amended (the "Securities Act") with respect to the shares of Common Stock purchased.

TRANSACTIONS WITH MOTOROLA

      In August 1996, the Company established a strategic alliance with Motorola, as part of which Motorola made a minority investment in the Company. In connection with the investment by Motorola, the Company granted to Motorola a right of first negotiation on licenses of the Company's technology as it applies to the cellular, cable and wireless communications industries. The Company also granted Motorola the right to designate one member of the Company's Board of Directors and issued to Motorola a warrant to purchase 452,855 shares of the Common Stock at a price of $5.50 per share. The aforementioned warrant was exercised contemporaneously with the Company's initial public offering in June 1997.

      In March 1998, the Company and Motorola agreed to expand their strategic alliance and entered into a Joint Development and License Agreement (the "License Agreement"). In order to increase its equity interest in the Company, in March 1998, Motorola commenced a public tender offer (the "Offer") to purchase up to 3,000,000 shares of Common Stock, at a purchase price of $30.00 per share, net to the seller in cash, and agreed to purchase from John W. Staten and Steven F. Mills, 25,000 and 10,000 shares of Common Stock, respectively. On April 22, 1998 the Offer was consummated resulting in the purchase by Motorola of 2,686,470 shares of Common Stock from shareholders of the Company, including 1,400,000, 500,000, 330,000, 200,000 and 100,000 shares of Common Stock from
Stephen R. Cohen, Robert Kennedy, Shane D. Mattaway, Harvey Kaufman and A. Jeffry Robinson, respectively. On April 27, 1998, therewith, Motorola consummated the purchase of 25,000 and 10,000 shares of Common Stock from John
W. Staten and Steven F. Mills, respectively.

      Concurrently with the Offer, the Company, Motorola and the Management Shareholders entered into the Voting Agreement, and the Company and Motorola entered into a Standstill and Participation Rights Agreement (the "Standstill and Participation Agreement") and an Amended and Restated NetSpeak Corporation Investor's Rights Agreement (the "Investor's Rights Agreement"). The following summarizes the terms of the License Agreement, the Voting Agreement, the Standstill and Participation Agreement and the Investor's Rights Agreement.

      THE LICENSE AGREEMENT

      Pursuant to the License Agreement, the Company granted to Motorola a non-transferable, perpetual, exclusive, royalty-bearing world-wide right and license under the Company's intellectual property (i) to modify NetSpeak Products (defined below) to create RF Products (defined below) and to use and license in object code form, the RF Products, (ii) to manufacture RF Products and use, sell or otherwise distribute RF Products, and (iii) to use the source code of the NetSpeak Communication Protocol Module including future upgrades to create RF Products to copy, perform, use, display, license and distribute in object code form, such RF Products. The Company also granted Motorola non-exclusive licenses with respect to NetSpeak Products.

      The Company retains the right to directly license or otherwise deal with a third party for joint development, development of derivative works, or the integration of the Company's generally available products so long as the actual or intended use of the results of such effort does not include RF wireless links to end-users or RF coax links to end-users.

      Subject to the terms and conditions of the License Agreement, Motorola agreed to pay royalties (determined within 30 days of the execution of the License Agreement), to the Company on fair, reasonable, most-favored customer and competitive rates and terms for similar quantities and under similar conditions. Under the License Agreement, Motorola will be obligated to pay the Company a minimum amount of, subject to the Company complying with a minimum revenue test as set forth in the License Agreement, $2,500,000 for NetSpeak Products sold during the period from March 18, 1998 until Product Acceptance (defined below), $2,500,000 during the first anniversary following Product Acceptance, $10,000,000 during the second year anniversary following Product Acceptance and $15,000,000 during the third year following the Product Acceptance.

      For purposes of the License Agreement the terms: EXCLUSIVE shall mean to the exclusion of all other parties including the Company; NETSPEAK HARDWARE shall mean the NetSpeak Stargate Product and any other hardware of the Company and future hardware products (including any updates and upgrades) created by the Company, and any technical know-how therefor; NETSPEAK PRODUCTS shall mean the NetSpeak Software, NetSpeak Hardware and future products; NETSPEAK SOFTWARE shall mean any and all the Company's real-time communication software, Stargate Product software, other Company's computer program products and future software products (including any update and upgrades) created by NetSpeak, including source code, and any technical know-how therefor; PRODUCT ACCEPTANCE shall mean the date of acceptance by Motorola of the Stargate product conforming to jointly agreed upon product requirements; RF means the electromagnetic spectrum between and including 10 kilohertz to 1 terahertz; RF PRODUCTS shall mean RF Wireless Products and RF Wireline Products which constitute a Derivative Work, alteration or modification of the NetSpeak Products; RF WIRELESS PRODUCT(S) shall mean any software, firmware, hardware, or combination thereof for use in RF wireless networks (including, without limitation, cellular/PCS, trunked two-way conventional two-way, iDEN two-way, paging, satellite and future wireless networks) and an infrastructure equipment and subscriber/client devices associated with any of the foregoing; and RF WIRELINE PRODUCT(S) shall mean any software, firmware, or hardware, or combination thereof, for use with a RF wireline infrastructure (including, without limitation, cable data networks) and all subscriber devices associated therewith (including, without limitation, cable data modems).

      THE VOTING AGREEMENT

      The Voting Agreement grants Motorola the right to designate two additional directors to the Company's Board of Directors. Motorola's rights under the Voting Agreement continue until Motorola owns less than 7% of the outstanding shares of Common Stock; provided, however, at any time Motorola owns less than 26% but more than or equal to 7% of the shares of Common Stock, Motorola has the right to designate two designees to the Company's Board of Directors. If the Company's increases the size of its Board of Directors to more than 10 directors, Motorola has the right to designate a proportionate number of designees in accordance with the foregoing formula.

      Pursuant to the Voting Agreement, the Management Shareholders agreed for a period of three years following the consummation of the Offer, to retain no less than 30% of their beneficial ownership of the shares of Common Stock owned by them, respectively, as of March 18, 1998. To the extent Motorola decreases the percentage of the shares of Common Stock, the percentages set forth in the preceding sentence will decrease proportionately. So long as the Voting Agreement is in effect each of the Company and the Management Shareholders will vote for Motorola's designees to the Company's Board of Directors and Motorola will vote in favor of each of the Management Shareholders nominated by the Company to its Board of Directors.

      THE STANDSTILL AND PARTICIPATION AGREEMENT

      STANDSTILL. Pursuant to the Standstill and Participation Agreement, Motorola agreed for a period commencing on the Effective Date (as defined below) and ending on the earlier of the third anniversary of the Effective Date or the occurrence of a Purchase Designated Event (as defined below) not to acquire shares of Common Stock; solicit proxies or become a participant in a solicitation with respect to an election contest involving the Company's Board of Directors or solicit any shareholder proposal to effect a change of control of the Company; join or form any group for the purpose of acquiring Common Stock; or make any public proposals to the Company regarding any Acquisition Transaction (as defined below) relating to the Company with Motorola. The preceding provisions shall not be effective upon the occurrence of a Purchase Designated Event.

      AGREEMENT NOT TO SELL VOTING SECURITIES. Except pursuant to the consent of the Company's Board of Directors, Motorola agreed for a period commencing on the Effective Date and ending on the earlier of the 18th month anniversary thereof or the occurrence of a Sale Designated Event (as defined below) not to sell any voting securities of the Company. Further, except pursuant to the consent of the Company's Board of Directors and if a Sale Designated Event has not occurred prior to the date which is 18 months following the Effective Date, then for the period commencing on the date which is the 18th month anniversary of the Effective Date and until the three year anniversary of the Effective Date, Motorola shall not offer, sell, or transfer any voting securities of the Company except (a) to an affiliate or subsidiary of Motorola (b) pursuant to a bona fide public offering, registered under the Securities Act, of voting securities of the Company, (c) pursuant to Rule 144 under the Securities Act, (d) to a party or parties which are approved by the Company, or (e) without restriction at any time in which Motorola beneficially owns less than 10% of the voting securities of the Company. The preceding provisions shall not be effective upon the occurrence of a Sale Designated Event.

      PARTICIPATION RIGHTS. Subject to the terms and conditions of the Standstill and Participation Agreement, the Company granted to Motorola a right of participation with respect to future sales by the Company of its shares of Common Stock.

      Under the Standstill and Participation Agreement the term Sale Designated Event means any of the following: (i) the Company reaches agreement with a third party concerning an Acquisition Transaction with respect to the Company; (ii) the Company reaches agreement with Motorola concerning an Acquisition Transaction with respect to the Company; (iii) a material default by the Company under the License Agreement shall have occurred and shall not have been cured as provided in the License Agreement; (iv) any of the Company's officers shall, at any time while employed by the Company or engaged by the Company in a consulting or similar capacity, fail to beneficially own that percentage of voting securities of the Company which exceeds 30% of the percentage of voting securities of the Company beneficially owned by such individual as of March 18, 1998, it being understood that such 30% requirement shall decrease by one percentage point for each percentage point decrease, if any, in the percentage of outstanding voting securities of the Company beneficially owned by Motorola;
(v) either Stephen R. Cohen or Robert Kennedy shall cease to be employed by the Company in their current positions or in positions of greater authority (other than due to death or permanent disability); (vi) Stephen R. Cohen and Robert Kennedy shall each cease to be employed by the Company due to their death or permanent disability; (vii) the number of members of the Board of Directors of the Company designated by Motorola is less than 20% of the aggregate number of members of the Board of Directors of the Company then serving at any time during which Motorola's beneficial ownership of voting securities of the Company exceeds 7% of the then outstanding voting securities of the Company and is less than 26% of the then outstanding voting securities of the Company (it being understood that this clause shall not take effect until the 10th day following the Effective Date); (viii) the number of members of the Board of Directors of the Company designated by Motorola is less than 30% of the aggregate number of members of the Board of Directors of the Company then serving at any time during which Motorola's beneficial ownership of voting securities of the Company exceeds 26% of the then outstanding voting securities of the Company; or (ix) a plan of liquidation or dissolution is adopted or a receiver or trustee in bankruptcy is appointed with respect to the Company.

      Under the Standstill and Participation Agreement, the term Acquisition Transaction shall mean any transaction not contemplated by the Standstill and Participation Agreement involving: (i) any sale or other disposition of all or substantially all of the assets of such party in any one transaction or in a series of related transactions; or (ii) any merger, consolidation or similar transaction or series of related transactions which results in the shareholders of such party immediately before such transaction holding less than 50% of the outstanding voting securities of such party immediately after such transaction. The term Purchase Designated Event means any of the following: (i) the Company reaches agreement with a third party concerning an Acquisition Transaction with respect to the Company; (ii) a tender or exchange offer is commenced by Motorola for 100% of the outstanding voting securities of the Company not then owned by Motorola; (iii) the Company reaches agreement with Motorola concerning an Acquisition Transaction with respect to the Company; (iv) acquisitions by Motorola of voting securities of the Company to the extent that any third party has beneficial ownership of voting securities of the Company which exceeds the beneficial ownership of voting securities of the Company then held by Motorola, provided that following such acquisitions, the amount of voting securities of the Company beneficially owned by Motorola shall not exceed the amount beneficially owned by the third party; (v) acquisitions by Motorola pursuant to the Tender Agreement and the purchases from Messrs. Staten and Mills; (vi) the purchase by Motorola of that number of shares of voting securities, if any, of the Company equal to the difference of the maximum number of voting securities pursuant to the Offer which are offered to be purchased by Motorola minus the number of shares of voting securities of the Company purchased under the Offer;
(vii) a material default by the Company under the License Agreement shall have occurred and shall not have been cured as provided in the License Agreement;
(viii) any of the Company's officers shall, at any time while employed by the Company or engaged by the Company in a consulting or similar capacity, fail to beneficially own that percentage of voting securities of the Company which exceeds 30% of the percentage of voting securities of the Company beneficially owned by such individual as of March 18, 1998, it being understood that such 30% requirement shall decrease by one percentage point for each percentage point decrease, if any, in the percentage of outstanding voting securities of the Company beneficially owned by Motorola; (ix) either Stephen R. Cohen or Robert Kennedy shall cease to be employed by the Company in their current positions or in positions of greater authority; (x) Stephen R. Cohen and Robert Kennedy shall each cease to be employed by the Company due to their death or permanent disability; (xi) the number of members of the Board of Directors of the Company designated by Motorola is less than 20% of the aggregate number of members of the Board of Directors of the Company then serving at any time during which Motorola's beneficial ownership of voting securities of the Company exceeds 7% of the then outstanding voting securities of the Company and is less than 26% of the then outstanding voting securities of the Company; (xii) the number of members of the Board of Directors of the Company designated by Motorola is less than 30% of the aggregate number of members of the Board of Directors of the Company then serving at any time during which Motorola's beneficial ownership of voting securities of the Company exceeds 26% of the then outstanding voting securities of the Company; or (xiii) a plan of liquidation or dissolution is adopted or a receiver or trustee in bankruptcy is appointed with respect to the Company. The term Effective Date shall mean the date upon which Motorola shall have consummated the Offer and shall own an amount equal to or in excess of 19.9% of the voting securities the Company.

      THE INVESTOR'S RIGHTS AGREEMENT

      DEMAND REGISTRATION. The Investor's Rights Agreement provides that, subject to certain restrictions, at any time the Company receives a written request from Motorola, the Company will use its best efforts to effect the registration under the Securities Act, as soon as practicable, and in any event within 75 days of the receipt of such request under the Securities Act of all Registrable Securities (as defined in the Investor's Rights Agreement) which Motorola requests to be registered, subject to the limitations of the Investor's Rights Agreement and the Investors' Rights Agreement between the Company and Creative Technology Ltd. dated June 20, 1996 (the "Creative Agreement"). Motorola may make up to five such requests for registration.

      COMPANY REGISTRATION. If the Company proposes to register (including for this purpose a registration effected by the Company for shareholders other than Motorola or its assigns) any of its shares or other securities under the Securities Act in connection with the public offering of such securities solely for cash (other than a registration relating solely to the sale of securities to participants in a Company stock plan or a registration in which the only shares of Common Stock being registered is Common Stock issuable upon conversion of debt securities which are also being registered), the Company shall, at such time, promptly give Motorola written notice of such registration. Upon the written request of Motorola given within 20 business days after mailing of such notice by the Company in accordance with the Investor's Rights Agreement, the Company shall, subject to the provisions of the Investor's Rights Agreement and the Creative Agreement, cause to be registered under the Securities Act all of the Registrable Securities that Motorola has requested to be registered. If the underwriter determines in its sole discretion that the total amount of securities, including Registrable Securities, requested by shareholders to be included in such offering exceeds the amount of securities sold other than by the Company is compatible with the success of the offering, then the Company shall be required to include in the offering only that number of such securities, including Registrable Securities, which the underwriters determine in their sole discretion will not jeopardize the success of the offering (the securities so included to be apportioned pro rata among the selling shareholders according to the total amount of securities entitled to be included therein owned by each selling shareholder to the total amount of securities entitled to be included therein by all selling shareholders or in such other proportions as shall mutually be agreed to by such selling shareholders) but in no event shall
(i) the amount of securities of Motorola included in the offering be reduced below 30% of the total amount of securities included in such offering, or (ii) notwithstanding (i) above, any shares being sold by a shareholder exercising a demand registration right similar to that granted in the Investor's Rights Agreement be excluded from such offering.

      FORM S-3 REGISTRATION. If the Company receives from Motorola a written request that the Company effect a registration on Form S-3 of the Securities Act ("Form S-3") the Company will as soon as practicable, effect such registration and all such qualifications and compliances as may be so requested and as would permit or facilitate the sale and distribution of all or such portion of Motorola's Registrable Securities as are specified in such request, provided, however, that the Company shall not be obligated to effect any such registration, qualification or compliance, (1) if Form S-3 is not available for such offering by Motorola; (2) if the Company shall furnish to Motorola a certificate signed by the President of the Company stating that in the good faith judgment of the Board of Directors of the Company, it would be seriously detrimental to the Company and its shareholders for such Form S-3 Registration to be effected at such time, in which event the Company shall have the right to defer the filing of the Form S-3 registration statement for a period of not more than 90 days; provided, however, that the Company shall not utilize this right more than once in any 12-month period; (3) if the Company has already effected five registrations in the aggregate for Motorola; (4) if Commission rules and regulations require the Company to conduct a special audit (not including an audit covering the end of the Company's fiscal year) in order to effect such registration (unless resulting from a Company delay under clause (2) above); or
(5) in any particular jurisdiction in which the Company would be required to qualify to do business or to execute a general consent to service of process in effecting such registration, qualification or compliance.

      The rights of Motorola to cause the Company to register Registrable Securities may not be assigned by Motorola except to an affiliate of Motorola or to a transferee or assigned of such securities who, after such assignment or transfer, holds at least 15% of the shares of Registrable Securities held by Motorola prior to such transfer or assignment, subject to certain provisions in the Investor's Rights Agreement.

OTHER TRANSACTIONS WITH AFFILIATES

      A. Jeffry Robinson is a partner of the law firm of Broad and Cassel, which serves as counsel to the Company. The Company has paid legal fees to Broad and Cassel for services rendered.

      The Company has adopted a policy that any transactions between the Company and its executive officers, directors, principal shareholders or their affiliates take place on an arms-length basis and require the approval of a majority of the independent directors of the Company.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NETSPEAK CORPORATION



Date:  April 30, 1998            By:/S/ JOHN W. STATEN
                                    --------------------------------------------
                                    John W. Staten, Chief Financial Officer