Form 10-Q
period 1998-03-31
NETSPEAK CORP
filed 1998-05-15
CIK 1007209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

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

                         902 Clint Moore Road, Suite 104
                            Boca Raton, Florida 33487
                                  561-998-8700

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Shares Outstanding at April 30, 1998
----------------------------               ------------------------------------
Common Stock, $.01 par value                           12,332,997

================================================================================

                              NETSPEAK CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                                                        Page No.
                                                                        --------

Condensed Consolidated Balance Sheets as of December 31, 1997
   and March 31, 1998......................................................3

Condensed Consolidated Statements of Operations for the three months ended March 31, 1997 and 1998....................................4

Condensed Consolidated Statements of Cash Flows for the
   three months ended March 31, 1997 and 1998..............................5

Notes to Condensed Consolidated Financial Statements.......................6

    Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................9

PART II - OTHER INFORMATION

Other Information.........................................................14

Signatures................................................................15

PART I - FINANCIAL INFORMATION


         Item 1.  FINANCIAL STATEMENTS

                              NETSPEAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (unaudited)


                                                                    DECEMBER 31,               MARCH 31,
                                                                       1997                      1998
                                                                --------------------      --------------------
ASSETS

Cash and cash equivalents                                         $           4,718        $           43,027
Short-term investments                                                       14,336                    10,323
Accounts receivable, net                                                        898                     1,894
Prepaid and other current assets                                                521                       723
Deferred tax asset                                                               33                        18
                                                                  -----------------        ------------------
          Total current assets                                               20,506                    55,985

Property and equipment, net                                                   2,178                     2,868
Other assets                                                                    517                       430
                                                                  -----------------        ------------------
                                                                  $          23,201        $           59,283
                                                                  =================        ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                  $             676        $            1,143
Accrued compensation                                                            687                       735
Other accrued expenses                                                          474                       679
Unearned revenue                                                                256                       121
                                                                  -----------------        ------------------
          Total current liabilities                                           2,093                     2,678
                                                                  -----------------        ------------------

Commitments and contingencies                                                     -                         -

Shareholders' equity:
Preferred stock:  1,000,000 shares of $.01 par value
   authorized; no shares issued or outstanding
Common stock:  25,000,000 shares of $.01 par value
   authorized; 10,554,721 and 12,289,375 issued
   and outstanding at December 31, 1997 and
   March 31, 1998, respectively                                                 106                       123
Additional paid-in capital                                                   29,590                    67,282
Unrealized gain on investments                                                    -                        23
Accumulated deficit                                                          (8,588)                  (10,823)
                                                                  -----------------        ------------------
          Total shareholders' equity                                         21,108                    56,605
                                                                  -----------------        ------------------
                                                                  $          23,201        $           59,283
                                                                  =================        ==================

          See accompanying notes to consolidated financial statements.

                              NETSPEAK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                        Three months ended
                                                             March 31,
                                                     -----------------------
                                                        1997         1998
                                                     ----------   ----------

Net revenues                                         $     904    $    2,413

Operating expenses:
    Cost of revenues                                        44           667
    Research and development                             1,147         1,833
    Sales and marketing                                    399         1,536
    General and administrative                             312           716
                                                     ---------    ----------
               Total operating expenses                  1,902         4,752

Loss from operations                                      (998)       (2,339)

Interest and other income                                   57           502
Other charges                                               -           (383)
                                                     ---------    ----------

Loss before income taxes                                  (941)       (2,220)

Income taxes                                                44            15
                                                     ---------    ----------

Net loss                                             $    (985)   $   (2,235)
                                                     =========    ==========

Net loss per share (basic and diluted)               $   (0.13)   $    (0.19)
                                                     =========    ==========

Weighted-average shares outstanding                      7,699        11,548
                                                     =========    ==========


     See accompanying noted to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                        ------------------------------
                                                                             1997             1998
                                                                        --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $     (985)      $   (2,235)
Adjustments to reconcile net loss to net cash
   used in operations:
Depreciation                                                                     112              247
Deferred taxes                                                                    (1)              15
Changes in assets and liabilities:
     Accounts receivable, net                                                    103             (996)
     Prepaid and other current assets                                            (53)            (202)
     Other assets                                                                (43)              87
     Accounts payable                                                            112              467
     Accrued compensation                                                        304               48
     Other accrued expenses                                                       98              205
     Unearned revenue                                                           (646)            (135)
                                                                          ----------       ----------
               Net cash used in operating activities                            (999)          (2,499)
                                                                          ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                           (377)            (937)
Purchase of short-term investments                                                 -           (2,335)
Maturities and sales of short-term investments                                     -            6,371
                                                                          ----------       ----------
               Net cash provided by (used in) investing activities              (377)           3,099
                                                                          ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                         -           36,753
Proceeds from exercises of employee stock options                                  -              956
Deferred offering costs paid                                                     (49)               -
                                                                          ----------       ----------
               Net cash provided by (used in) financing activities               (49)          37,709
                                                                          ----------       ----------

Net increase (decrease) in cash and cash equivalents                          (1,425)          38,309

Cash and cash equivalents, beginning of period                                 6,295            4,718
                                                                          ----------       ----------

Cash and cash equivalents, end of period                                  $    4,870       $   43,027
                                                                          ==========       ==========


SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                                $       30       $        -
                                                                          ----------       ---------

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION

         The interim condensed consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1997 and 1998 are unaudited. Such interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's 1997 Form 10-K.

2. SALES OF COMMON STOCK

         On January 5, 1998, the Company entered into joint development and stock purchase agreements with Bay Networks, Inc. ("Bay Networks"). In conjunction with the agreement, on February 3, 1998, the Company issued 1,334,171 shares of common stock to Bay Networks, raising $36,753,000, net of offering costs.

         On March 18, 1998, NetSpeak entered into a joint development and a technology license agreement with Motorola, Inc. ("Motorola") which included a $30 million multi-year minimum purchase commitment for the Company's products. In conjunction with the agreement, Motorola announced a cash tender offer for
3.0 million shares of the Company's Common Stock at a price of $30.00 per share. On April 22, 1998, Motorola consummated its tender offer, acquiring 2,686,470 shares of the Company's Common Stock, increasing its ownership to 31.7% of the total outstanding common shares of the Company. Motorola also purchased 35,000 shares from two officers at the tender offer price, upon the consummation of the tender offer.

3. NET LOSS PER SHARE

         The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128 which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects are anti-dilutive. The Company excluded stock options and warrants to purchase 2,523,424 common shares from the weighted-average number of shares outstanding calculation for the three months ended March 31, 1998 as their effect was anti-dulitive.

4. COMMITMENTS AND CONTINGENCIES

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

5. RECENT ACCOUNTING PRONOUNCEMENT

         The Company adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," in the first quarter of 1998. This SOP supersedes SOP 91-1, providing guidance as to when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. The adoption of SOP 97-2 did not have a material effect on the Company's financial position and results of operations.

6. COMPREHENSIVE INCOME (LOSS)

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Total comprehensive income (loss) for the three months ended March 31, 1998 and 1997, respectively, was $(2,212,000) consisting of net loss and unrealized gain on investments, and $(985,000) consisting of net loss.

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

         The Company released its first product in February 1996 and, for accounting purposes, emerged from the development stage during 1996. The Company generates revenues from the sale of products, licenses and fees for services. The Company's products are licensed primarily to service providers, including telecommunications carriers, cable companies and other common carriers, business enterprises, original equipment manufacturers, systems integrators, value-added resellers and directly to individual client software end-users. Service revenues consist of customer support, maintenance and engineering fees.

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

         The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of March 31, 1998, the Company had an accumulated net loss of $10.8 million. The limited operating history of the Company makes its future results of operations difficult to predict. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors such as the introduction of new products or services by the Company or its competitors, the effectiveness of the sales and marketing efforts of the Company's strategic partners of it products, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the budgeting cycles of potential customers, the timing in the deployment of the Company's products by customers, technical difficulties with respect to product development or the use of products developed by the Company and general economic conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Net revenues for the three months ended March 31, 1998 were $2.4 million as compared to $904,000 for the three months ended March 31, 1997.

         For the three months ended March 31, 1998, the Company's sales mix primarily consisted of gateway systems and IP telephony network management products, representing 81% of net revenues for the quarter as compared to 7% for the comparable quarter in 1997. The majority of net revenues generated from gateway systems represented the sale of fully integrated "turn-key" systems, where the Company integrates third party computer hardware and software components with its gateway software. Net revenues generated from IP telephony network management products primarily consisted of software based solutions. The increase in gateway system and IP telephony network management software revenues was due to the additional commercial deployment by customers as well as the addition of new and expanded customer trial evaluations. The Company's primary customers for these products are equipment suppliers and service providers, including traditional and next generation telephone companies as well as other common carriers.

         Net revenues from client software represented 6% and 45% of net revenues for the three months ended March 31, 1998 and 1997, respectively. Client software revenues for the three months ended March 31, 1998, were primarily related to sales of the Company's WebPhone client software, while the majority of client software revenues for the comparable period in 1997 were due to a product license and distribution agreement with Creative Technology Ltd. entered into in June 1996. The Company expects that revenues generated from client software will continue to decrease as a percentage of revenues, and its sales mix will continue to be concentrated in future periods on the sale of gateway systems, IP telephony network management products and call center systems.

         The Company currently generates a significant percentage of its revenues through a select number of its strategic partners. As a result, the Company is highly dependent upon the sales and marketing activities by these strategic partners for its products and systems. Although the Company is working to diversify its customer base, the Company believes that its dependence on its strategic partners will continue for the foreseeable future.

         Cost of revenues for the three months ended March 31, 1998 was $667,000, or 28% of net revenues, as compared to $44,000, or 5% of net revenues, for the three months ended March 31, 1997. The increase in cost of revenues was primarily due to the shift in the Company's sales mix towards the sale of fully integrated "turn-key" gateway systems. The Company currently sells fully integrated "turn-key" systems as a short-term means of expediting the distribution of its technology as well as addressing customers' demands in the marketplace. NetSpeak anticipates that sales of fully integrated systems will continue to represent a significant portion of the Company's sales mix in the near term, but depending on the mix between integrated and software based products, cost of revenues as a percentage of net revenues may fluctuate from the current period. However, the Company believes that cost of revenues will decrease in the longer term as the Company expects that system integration will increasingly be performed by its partners and, as a result, the Company anticipates its sales mix will shift toward a larger percentage of software-based solutions in the long term. Should the Company elect to manufacture and sell certain specialized computer hardware components that it is currently developing, cost of revenues may increase as a percentage of net revenues.

         Research and development expenses for the three months ended March 31, 1998 were $1.8 million as compared to $1.1 million for the three months ended March 31, 1997. The increase in research and development expenses were primarily due to the expansion of the Company's research and development staff, resulting in greater personnel costs and additional equipment depreciation expense. All research and development costs have been expensed as incurred. The Company intends to continue to significantly increase research and development expenses in future periods to perform product enhancements and new product development in order to establish and maintain a competitive advantage.

         Sales and marketing expenses for the three months ended March 31, 1998 were $1.5 million as compared to $399,000 for the three months ended March 31, 1997. The increase in sales and marketing expenses was primarily due to the expansion of the Company's sales and marketing staff and sales activities, resulting in greater personnel costs and direct sales related expenses. The Company intends to continue to intensify and expand its sales and marketing activities and, as a result, expects sales and marketing expenses to significantly increase in future periods.

         General and administrative expenses for the three months ended March 31, 1998 were $716,000 as compared to $312,000 for the three months ended March 31, 1997. The increase in general and administrative expenses was due to the expansion of the Company's corporate infrastructure primarily through the addition of personnel and greater operating expenses as a result thereof. The Company expects general and administrative expenses to increase in future periods as it continues to expand its corporate infrastructure.

         Interest and other income for the three months ended March 31, 1998 and 1997 was $502,000 and $57,000, respectively. The increase in interest income is the result of interest earned on excess funds attributable to the net proceeds from the Bay Networks, Inc. ("Bay Networks") investment completed in February 1998 as described below and the Company's initial public offering ("IPO") in May 1997.

         Income taxes for the three months ended March 31, 1998 and 1997 were $15,000 and $44,000, respectively. Such taxes were the result of income taxes paid to the Singapore government related to license fees received pursuant to agreements with Creative.

         In connection with the expansion of its strategic partnership with Motorola, Inc. ("Motorola") in March 1998, the Company entered into a joint development and technology license agreement with Motorola which includes a $30.0 million multi-year minimum purchase commitment for the Company's products. Motorola also increased its equity ownership in the Company through a cash tender offer, in which it purchased 2,686,470 shares of NetSpeak Common Stock at $30.00 per share. Motorola also purchased 35,000 shares from two officers at the same price, upon the consummation of the tender offer. These transactions were completed in April 1998. The Company incurred $383,000 in other charges as a result of the cash tender offer by Motorola. Such expenses were primarily the result of professional fees incurred in connection with the tender offer.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently does not have any available lines of credit. The Company has financed its operations through sales of equity securities. Prior to completion of the IPO, the Company raised approximately $8.7 million, net of offering costs, from private sales of securities. In February 1998, the Company issued 1.3 million shares of Common Stock to Bay Networks in a private transaction, raising $36.8 million, net of offering costs. As of March 31, 1998, the Company had $53.4 million in cash, cash equivalents and short-term investments.

         Net cash used in operating activities during the three months ended March 31, 1998 and 1997 was $2.5 million and $1.0 million, respectively. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

         Net cash provided by investing activities during the three months ended March 31, 1998 was $3.1 million. Net cash provided by investing activities reflects $4.0 million in net sales of short-term investments which was reinvested in cash equivalents and $937,000 primarily related to purchases of computer equipment. Net cash used in investing activities during the three months ended March 31, 1997 was $377,000 and primarily related to purchases of equipment.

         Net cash provided by financing activities for the three months ended March 31, 1998 was $37.7 million which included the net proceeds of $36.8 million from the sale of 1.3 million shares of Common Stock to Bay Networks. The Company also received proceeds of $956,000 from exercises of employee stock options for 400,483 shares of common stock during the period. Net cash used in financing activities during the three months ended March 31, 1997 was $49,000 and related to deferred offering costs paid prior to the consummation of the IPO.

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

RECENT ACCOUNTING PRONOUNCEMENT

         The Company adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," in the first quarter of 1998. This SOP supersedes SOP 91-1, providing guidance as to when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. The adoption of SOP 97-2 did not have a material effect on the Company's financial position and results of operations.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     (a) Use of Proceeds

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

                  The Company incurred expenses of approximately $1.6 million in connection with the IPO. These expenses represented direct payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. Net proceeds from the IPO were $17.9 million. Through March 31, 1998, the Company has used approximately $2.2 million for the purchase of equipment, approximately $1.5 million to increase the Company's research and development and sales, marketing and administrative staff, and approximately $6.0 million for working capital. None of the payments from the use of proceeds were made to officers, directors or persons owning more than 10% of any class of securities of the Company. The Company invested the remaining of proceeds of $8.2 million from the IPO in short-term, investment-grade, interest-bearing securities.

     (b) Unregistered Sales of Securities

                  On January 5, 1998, the Company entered into joint development and stock purchase agreements with Bay Networks. Pursuant to the stock purchase agreement, on February 3, 1998, the Company issued 1,334,171 shares of common stock to Bay Networks, raising $36.8 million, net of offering costs. Such shares were issued pursuant to the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering, Bay Networks having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of a restrictive legend upon the certificates evidencing the shares. No commissions were paid in connection with the issuance of the shares.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

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


                              NETSPEAK CORPORATION
                              --------------------
                                  (Registrant)





Date:  May 15, 1998                 By: /s/ Stephen R. Cohen
                                    -----------------------------------------
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)



                                    By: /s/ John W. Staten
                                    -------------------------------------------
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT                             DESCRIPTION
-------                             -----------

27                   Financial Data Schedule