Form 10-Q
period 1998-06-30
NETSPEAK CORP
filed 1998-08-12
CIK 1007209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                  Shares Outstanding at July 31, 1998
----------------------------               -------------------------------------
Common Stock, $.01 par value                            12,539,056

                              NETSPEAK CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

    Item 1.  Financial Statements

                                                                        PAGE NO.
                                                                        --------
Condensed Consolidated Balance Sheets as of December 31, 1997
   and June 30, 1998...........................................................3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1998.........................................4

Condensed Consolidated Statements of Cash Flows for the
   six months ended June 30, 1997 and 1998.....................................5

Notes to Condensed Consolidated Financial Statements...........................6

    Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................9

PART II - OTHER INFORMATION
----------------------------

Other Information.............................................................15

Signatures....................................................................17

PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  FINANCIAL STATEMENTS

                              NETSPEAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (unaudited)


                                                                                 DECEMBER 31,                JUNE 30,
                                                                                    1997                       1998
                                                                                 ------------                --------
ASSETS
Cash and cash equivalents                                                           $ 4,718                  $ 39,147
Short-term investments                                                               14,336                    10,490
Accounts receivable, net                                                                898                     2,721
Inventory                                                                               269                       738
Prepaid and other current assets                                                        252                       529
Deferred tax asset                                                                       33                         6
                                                                                     ------                    ------
          Total current assets                                                       20,506                    53,631

Property and equipment, net                                                           2,178                     3,636
Other assets                                                                            517                       669
                                                                                     ------                    ------
                                                                                   $ 23,201                  $ 57,936
                                                                                   ========                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                      $ 676                   $ 1,299
Accrued compensation                                                                    687                       965
Other accrued expenses                                                                  474                       672
Unearned revenue                                                                        256                       253
                                                                                      -----                     -----
          Total current liabilities                                                   2,093                     3,189
                                                                                      -----                     -----

Commitments and contingencies                                                             -                         -

Shareholders' equity:
Preferred stock:  1,000,000 shares of $.01 par value
   authorized; no shares issued or outstanding
Common stock:  25,000,000 and 75,000,000 shares of
   $.01 par value authorized at December 31, 1997
   and June 30, 1998, respectively; 10,554,721 and
   12,539,056 shares issued and outstanding at
   December 31, 1997 and June 30, 1998, respectively                                    106                       125
Additional paid-in capital                                                           29,590                    67,527
Unrealized gain on investments                                                            -                        27
Accumulated deficit                                                                  (8,588)                  (12,932)
                                                                                    -------                   -------
          Total shareholders' equity                                                 21,108                    54,747
                                                                                    -------                   -------
                                                                                   $ 23,201                  $ 57,936
                                                                                   ========                  ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)


                                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                        JUNE 30,                                JUNE 30,
                                                                   ------------------                      -----------------
                                                                 1997               1998                 1997              1998
                                                                ------             ------                -----             -----
Net revenues                                                   $ 1,130            $ 2,930              $ 2,034            $ 5,343

Operating expenses:
    Cost of revenues                                               162                569                  206              1,236
    Research and development                                     1,154              2,423                2,301              4,256
    Sales and marketing                                            675              2,012                1,074              3,548
    General and administrative                                     368                752                  680              1,468
                                                               -------            -------              -------             -------
               Total operating expenses                          2,359              5,756                4,261             10,508

Loss from operations                                            (1,229)            (2,826)              (2,227)            (5,165)

Interest and other income                                          126                729                  183              1,231
Other charges                                                       -                  -                    -                (383)
                                                               -------             ------              -------            -------
Loss before income taxes                                        (1,103)            (2,097)              (2,044)            (4,317)

Income taxes                                                        45                 12                   89                 27
                                                               -------            -------              -------            -------
Net loss                                                       $(1,148)           $(2,109)             $(2,133)           $(4,344)
                                                               =======            =======              =======            =======
Net loss per share (basic and diluted)                         $ (0.13)           $ (0.17)             $ (0.25)           $ (0.36)
                                                               =======            =======              =======            =======
Weighted-average shares outstanding                              8,733             12,437                8,219             11,999
                                                               =======            =======              =======            =======

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                       ----------------
                                                                       1997        1998
                                                                       -----       -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (2,133)  $ (4,344)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation                                                              251        611
Provision for bad debts                                                     -        371
Deferred taxes                                                             43         27
Changes in assets and liabilities:
     Accounts receivable                                                 (156)    (2,194)
     Inventory                                                            (77)      (469)
     Prepaid and other current assets                                     (69)      (277)
     Other assets                                                        (148)      (152)
     Accounts payable                                                     253        623
     Accrued compensation                                                 160        278
     Other accrued expenses                                               188        198
     Unearned revenue                                                  (1,085)        (3)
                                                                      -------   --------
               Net cash used in operating activities                   (2,773)    (5,331)
                                                                      -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                    (613)    (2,069)
Purchase of short-term investments                                          -     (4,191)
Maturities and sales of short-term investments                              -      8,064
                                                                      -------   --------
               Net cash provided by (used in) investing activities       (613)     1,804
                                                                      -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                             17,943     36,860
Proceeds from exercise of warrant                                       2,491          -
Proceeds from exercises of employee stock options                           8      1,096
                                                                      -------   --------
               Net cash provided by  financing activities              20,442     37,956
                                                                      -------   --------

Net increase in cash and cash equivalents                              17,056     34,429

Cash and cash equivalents, beginning of period                          6,295      4,718
                                                                     --------   --------
Cash and cash equivalents, end of period                             $ 23,351   $ 39,147
                                                                     ========   ========
SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                           $     30   $      -
                                                                      -------   --------

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.    BASIS OF PRESENTATION

         The interim condensed consolidated financial statements of NetSpeak Corporation ("NetSpeak" or the "Company") as of June 30, 1998 and for the three and six months ended June 30, 1997 and 1998 are unaudited. Such interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior year statements to conform to current year presentations. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's 1997 Form 10-K.

2.    SALES OF COMMON STOCK

         On January 5, 1998, the Company entered into joint development and stock purchase agreements with Bay Networks, Inc. ("Bay Networks"). In conjunction with the agreement, on February 3, 1998, the Company issued 1,334,171 shares of common stock to Bay Networks, raising $36,753,000, net of offering costs.

         On March 18, 1998, NetSpeak entered into a joint development and a technology license agreement with Motorola, Inc. ("Motorola") which included a $30 million multi-year minimum purchase commitment for the Company's products subject to certain conditions. In conjunction with the agreement, Motorola announced a cash tender offer for 3.0 million shares of the Company's Common Stock at a price of $30.00 per share. On April 22, 1998, Motorola consummated its tender offer, acquiring 2,686,470 shares of the Company's Common Stock. Upon the consummation of the tender offer, Motorola purchased an additional 35,000 shares from two officers at the tender officer price. As of June 30, 1998, Motorola owned 31.6% of the total outstanding common shares of the Company.

3.    NET LOSS PER SHARE

         The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128 which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects are anti-dilutive. The Company excluded stock options and warrants to purchase 2,559,045 common shares from the weighted-average shares outstanding calculation for the three and six months ended June 30, 1998 as their effect was anti-dulitive.

4.    COMMITMENTS AND CONTINGENCIES

         The Company may, from time to time, be involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such actions known to date will not have a material adverse effect on the Company's financial position or results of operations.

         In July and August 1998, several similar class action lawsuits were filed against the Company and its senior officers and directors. The complaints allege that the Company made false and misleading statements to shareholders in connection with the Motorola tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. The Company believes that these actions are without merit and intends to vigorously defend thereagainst. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

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

5.    RECENT ACCOUNTING PRONOUNCEMENT

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which the Company has adopted for transactions entered for the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. The adoption of SOP 97-2 and 98-4 did not have a material effect on the Company's financial position and results of operations.

6.   COMPREHENSIVE INCOME (LOSS)

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income."

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       JUNE 30,                            JUNE 30,
                                                  ------------------                  ----------------
                                                1997              1998               1997            1998
                                                -----             -----             -----           -----
Net loss                                     $ (1,148)          $ (2,109)         $ (2,133)       $ (4,344)

Adjustment to reconcile net loss to
  comprehensive income (loss):

     Unrealized gain on investments                 -                  4                 -              27
                                             --------           --------          --------        --------
Comprehensive income (loss)                  $ (1,148)          $ (2,105)         $ (2,133)       $ (4,317)
                                             ========           ========          ========        ========

7.   SHAREHOLDERS' EQUITY

         On June 18, 1998, the Company's shareholders approved an increase in authorized Common Stock from 25,000,000 shares, $0.01 par value per share, to 75,000,000 shares, $0.01 par value per share. The shareholders also approved an amendment to the Company's 1995 Stock Option Plan to increase the number of shares reserved for issuance thereunder from an aggregate 2,700,000 to an aggregate 5,500,000. Additionally, the Company's shareholders approved the NetSpeak Corporation Employee Stock Purchase Plan, under which 400,000 shares of Common Stock are available for purchase by eligible employees of the Company or any of its subsidiaries.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NetSpeak Corporation ("NetSpeak" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's limited operating history, the need for ongoing product development in an environment of rapidly changing technology, the uncertainty of acceptance of the Company's products in the marketplace, the uncertainty of the Internet and its use as a means for real-time voice and video communications, the uncertainty of future governmental regulation, the highly competitive nature of the industry and the Company's ability to compete successfully, the Company's ability to successfully enter into new, and maintain existing, strategic relationships, the Company's ability to develop a recurring revenue stream, manage growth, obtain patent protection, obtain additional funds and other risks discussed elsewhere in this Report and in the Company's other filings with the Securities and Exchange Commission.

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

         The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of June 30, 1998, the Company had an accumulated net loss of $12.9 million. The limited operating history of the Company makes its future results of operations difficult to predict. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors such as the introduction of new products or services by the Company or its competitors, the effectiveness of the sales and marketing efforts of the Company's products by the Company and its strategic partners the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the budgeting cycles of potential customers, the timing in the deployment of the Company's products by customers, technical difficulties with respect to product development or the use of products developed by the Company and general economic conditions.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net revenues for the three months ended June 30, 1998 were $2.9 million as compared to $1.1 million for the three months ended June 30, 1997. Net revenues were $5.3 and $2.0 million for the six months ended June 30, 1998 and 1997, respectively.

         The Company's sales mix during 1998 primarily consisted of gateway systems and IP telephony software applications. Net revenues generated from gateway systems represent the sale of fully integrated "turn-key" systems, where the Company integrates third party computer hardware and software components with its gateway software, while net revenues from IP telephony applications primarily consist of software based solutions. Sales of gateway systems and IP telephony applications accounted for 89% and 85% of net revenues for the three and six months ended June 30, 1998, as compared to 15% and 11% for the three and six months ended June 30, 1997, respectively. For the three months ended June 30, 1998 net revenues from IP telephony software applications increased significantly from prior periods as a result of a several significant orders from certain of the Company's partners and customers. The increase in gateway system and IP telephony software application revenues was the result of new and expanded commercial and trial deployments by new and existing customers. The Company's primary customers for these products are equipment suppliers and service providers, including traditional and next generation telephone companies as well as other common carriers.

         Net revenues from client software represented 4% and 6% of net revenues for the three and six months ended June 30, 1998, respectively. Client software revenues for 1998 were related to sales of the Company's WebPhone client software. Net revenues from client software for the three and six months ended June 30, 1997 represented 75% and 72% of net revenues, respectively, and were primarily due to a product license and distribution agreement with Creative Technology Ltd. ("Creative"). The Company expects that net revenue generated from client software will remain relatively consistent with the current period as the Company's sales efforts are concentrated on gateway systems and IP telephony software applications.

         The Company currently generates a significant percentage of its revenues through a select number of its strategic partners and, as a result, is highly dependent upon the sales and marketing activities of its strategic partners for its products and systems. In an effort to expand the distribution of the Company's products and to diversify its customer base, the Company began entering into relationships with smaller, less established organizations. These less established customers have not demonstrated the historical operating results nor do they possess the financial resources as many of the Company's existing strategic partners and, as a result, the Company's exposure to credit risk has been increased. Although the Company is working to diversify its customer base, the Company believes that its dependence on its strategic partners will continue for the foreseeable future and that its success in the marketplace will be significantly influenced by the success of its partners and customers.

         The IP telephony market is in the early stages of development and rapidly evolving as the convergence and consolidation of the telecommunications and data networking industries is beginning to occur. For example, Northern Telecom recently agreed to acquire Bay Networks, Inc. ("Bay Networks"), a strategic partner of the Company. As a result of this activity, a number of more established industry participants, which possess longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company, are beginning to introduce competitive products into the marketplace. As such, the Company believes that the timing in the demand and market acceptance for these recently introduced products and technologies are subject to a high degree of uncertainty, and, as a result, could produce an unevenness in the Company's revenue stream in the short-term.

         Cost of revenues for the three months ended June 30, 1998 was $569,000, or 19% of net revenues, as compared to $162,000, or 14% of net revenues, for the three months ended June 30, 1997. Cost of revenues was $1.2 million, or 23% of net revenues, and $206,000, or 10% of net revenues, for the six months ended June 30, 1998 and 1997, respectively. The increase in cost of revenues as a percentage of net revenues was primarily due to the shift in the Company's sales mix towards the sale of fully integrated "turn-key" gateway systems. The Company currently sells "turn-key" systems as a short-term means of expediting the distribution of its products and addressing customers' demands in the marketplace.

         As discussed above, net revenues from software based products increased significantly for the three months ended June 30, 1998 as compared to prior periods. The Company does not expect software based products to continue to represent such a significant portion of the sales mix in the near term. As a result, the Company anticipates cost of revenues will increase as a percentage of net revenues in the short term, as the Company anticipates its sales mix will typically be concentrated on "turn-key" systems. Although, depending on the variability in the mix between integrated and software based products, cost of revenues may continue to fluctuate as a percentage of net revenues. However, over the long term the Company believes that cost of revenues as a percentage of net revenues will ultimately decrease as it believes system integration will shift to its partners and, as a result, the Company's sales mix would likely be comprised of a larger percentage of software based solutions.

         Research and development expenses for the three months ended June 30, 1998 were $2.4 million as compared to $1.2 million for the three months ended June 30, 1997. Research and development expenses were $4.3 and $2.3 million for the six months ended June 30, 1998 and 1997, respectively. The increase in research and development expenses was primarily due to the expansion of the Company's research and development staff, resulting in greater personnel costs and operating expenses. All research and development costs have been expensed as incurred. The Company intends to continue to significantly increase research and development expenses in future periods to perform product enhancements and new product development in order to establish and maintain a competitive advantage.

         Sales and marketing expenses for the three months ended June 30, 1998 were $2.0 million as compared to $675,000 for the three months ended June 30, 1997. Sales and marketing expenses were $3.5 and $1.1 million for the six months ended June 30, 1998 and 1997, respectively. The increase in sales and marketing expenses was primarily due to the expansion of the Company's sales and marketing staff, resulting in greater personnel costs and direct selling expenses associated with efforts to increase the distribution of the Company's products. During 1998, the Company established an allowance for uncollectible customer accounts as a result of the significant increase in trade credit sales from prior periods as well as the change in the Company's customer base discussed above. The Company intends to continue to intensify and expand its sales and marketing activities and, as a result, expects sales and marketing expenses to significantly increase in future periods.

         General and administrative expenses for the three months ended June 30, 1998 were $752,000 as compared to $368,000 for the three months ended June 30, 1997. General and administrative expenses were $1.5 million and $680,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in general and administrative expenses resulted primarily from the expansion of the Company's corporate infrastructure through the addition of personnel and greater operating expenses in order to support the overall increase in the scope of the Company's operations. The Company expects general and administrative expenses to increase in future periods as it continues to expand its corporate infrastructure.

         Interest and other income for the three months ended June 30, 1998 was $729,000 as compared to

$126,000 for the three months ended June 30, 1997. Interest and other income was $1.2 million and $183,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in interest income is the result of interest earned on excess funds attributable to the net proceeds from the Bay Networks investment completed in February 1998 as described below and the Company's initial public offering ("IPO") in May 1997.

         Income taxes for the three months ended June 30, 1998 were $12,000 as compared to $45,000 for the three months ended June 30, 1997. Income taxes were $27,000 and $89,000 for the six months ended June 30, 1998 and 1997, respectively. Such taxes were the result of income taxes paid to the Singapore government related to license fees received pursuant to agreements with Creative.

         In connection with the expansion of its strategic partnership with Motorola, Inc. ("Motorola") in March 1998, the Company entered into a joint development and technology license agreement with Motorola which includes a $30.0 million multi-year minimum purchase commitment for the Company's products subject to certain conditions. In conjunction with the agreement, Motorola announced a cash tender offer for 3.0 million shares of the Company's Common Stock at a price of $30.00 per share. On April 22, 1998, Motorola consummated its tender offer, acquiring 2,686,470 shares of the Company's Common Stock. Upon the consummation of the tender offer, Motorola purchased an additional 35,000 shares from two officers at the tender officer price. The Company incurred $383,000 in other charges as a result of the cash tender offer by Motorola. Such expenses were primarily the result of professional fees incurred in connection with the tender offer.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently does not have any available lines of credit. The Company has financed its operations through sales of equity securities. Prior to completion of the IPO, the Company raised approximately $8.7 million, net of offering costs, from private sales of securities. In February 1998, the Company issued 1.3 million shares of Common Stock to Bay Networks in a private transaction, raising $36.8 million, net of offering costs. As of June 30, 1998, the Company had $49.6 million in cash, cash equivalents and short-term investments.

         Net cash used in operating activities during the six months ended June 30, 1998 and 1997 was $5.3 million and $2.8 million, respectively. Net cash used in operating activities for the six months ended June 30, 1998 and 1997 was primarily related to the expansion of the Company's research and development activities, sales and marketing efforts and the corporate infrastructure.

         Net cash provided by investing activities during the six months ended June 30, 1998 was $1.8 million. Net cash provided by investing activities reflected $3.8 million in net sales of short-term investments which was reinvested in cash equivalents offset by $2.1 million in purchases of computer and test equipment as well as expenditures related to the expansion of the Company's research and development facilities. Net cash used in investing activities during the six months ended June 30, 1997 was $613,000 and primarily related to purchases of equipment.

         Net cash provided by financing activities for the six months ended June 30, 1998 was $38.0 million which included net proceeds of $36.8 million from the sale of 1.3 million shares of Common Stock to Bay Networks. The Company also received $1.1 million from exercises of employee stock options for 441,605 shares of Common Stock. Net cash provided by financing activities during the six months ended June 30, 1997 was $20.4 million. On June 3, 1997, the Company closed on the IPO of its Common Stock. The Company offered and sold 2.4 million shares of Common Stock at an initial public offering price of $8.75 per share, raising net proceeds of approximately $17.9 million. Upon consummation of the IPO, Motorola exercised a previously granted warrant to purchase 452,855 shares of Common Stock for $2.5 million, or $5.50 per share.

         The Company has no material commitments other than those under office and equipment operating leases. As a result of its anticipated growth, the Company expects to increase its capital expenditures in future periods primarily through the purchase of computer-related equipment for use in research and development activities. The Company anticipates that, based on its present plans and assumptions, the current cash balances will be sufficient to enable it to maintain its current and planned operations for a period of at least 12 months. If the Company's estimates or assumptions prove to be incorrect, the Company may require additional capital. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to the Company. Failure to secure needed additional financing, if and when needed, may have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT LITIGATION

         In July and August 1998, several similar class action lawsuits were filed against the Company and its senior officers and directors. The complaints allege that the Company made false and misleading statements to shareholders in connection with the Motorola tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. The Company believes that these actions are without merit and intends to vigorously defend thereagainst. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENT

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which the Company has adopted for transactions entered for the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. The adoption of SOP 97-2 and 98-4 did not have a material effect on the Company's financial position and results of operations.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Matters

         See Recent Litigation in "Part I. Item 2. Management's Discuss and Analysis of Financial Condition and Results of Operations."

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

                  The Company incurred expenses of approximately $1.6 million in connection with the IPO. These expenses represented direct payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. Net proceeds from the IPO were $17.9 million. Through June 30, 1998, the Company has used approximately $3.4 million for the purchase of equipment, approximately $2.7 million to increase the Company's research and development and sales, marketing and administrative staff, and approximately $8.7 million for working capital. None of the payments from the use of proceeds were made to officers, directors or persons owning more than 10% of any class of securities of the Company. The Company has invested the remaining of proceeds of $3.1 million from the IPO in short-term, investment-grade, interest-bearing securities.

Item 4.  Submission of Matters to a Vote of Shareholders

(a) The Annual Meeting of Company's shareholders was held on June 18, 1998 (the "Meeting").

(b)      Not applicable

(c)      At the Meeting, the following matters were voted upon:

         (i) Election of directors

             The following table sets forth the name of each nominee and the voting with respect to each nominee for director.


                  NAME                     FOR            WITHHOLD AUTHORITY
                  ----                     ---            ------------------
             Stephen R. Cohen           10,992,552              335,389
             Rober A. Kennedy           10,992,552              335,389
             Shane D. Mattaway          11,236,918               91,023
             John W. Staten             10,992,552              335,389
             Randall Battat             10,992,552              335,389
             Stephen P. Earhart         10,992,552              335,389
             Michael B. Goldberg        10,992,552              335,389

          Steven D. Leeke             10,992,552              335,389
          A. Jeffry Robinson          10,992,552              335,389
          Martin Shum                 10,992,552              335,389

         (ii) Approval of an Amendment to the Company's 1995 Stock Option Plan (the "Plan") to increase the number of shares of Common Stock issuable under the Plan to 5,500,000 shares.

         With respect to the foregoing matter 6,887,239 shares voted in favor, 919,085 shares voted against, 31,155 shares abstained and 3,409,462 shares did not vote.

         (iii) Approval of the Company's Employee Stock Purchase Plan.

         With respect to the foregoing matter 6,892,558 shares voted in favor, 687,195 shares voted against, 11,949 shares abstained and 3,736,209 shares did not vote.

         (iv) Approval of an Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock to 75,000,000 shares.

         With respect to the foregoing matter 7,230,521 shares voted in favor, 551,082 shares voted against, and 3,530,022 shares did not vote.

         (v) Ratification and approval of the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1998.

         With respect to the foregoing matter 7,267,188 shares voted in favor, 85,668 shares voted against, 47,245 shares abstained and 3,927,840 shares did not vote.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

           27   Financial Data Schedule.

      (b)  Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NETSPEAK CORPORATION
                                         -------------------------------------
                                                     (Registrant)

Date:  August 12, 1998                             By: /s/ Stephen R. Cohen
                                                   ---------------------------
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                                    By: /s/ John W. Staten
                                                    ---------------------------
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                          ------------
27                               Financial Data Schedule