Form 10-Q
period 1998-09-30
NETSPEAK CORP
filed 1998-11-16
CIK 1007209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                          SHARES OUTSTANDING AT OCTOBER 31, 1998
----------------------------              --------------------------------------
Common Stock, $.01 par value                            12,557,889


================================================================================

                              NETSPEAK CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

    Item 1.  Financial Statements

                                                                        PAGE NO.
                                                                        --------


Condensed Consolidated Balance Sheets as of December 31, 1997
   and September 30, 1998.................................................. 3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1998................................ 4

Condensed Consolidated Statements of Cash Flows for the
   nine months ended September 30, 1997 and 1998........................... 5

Notes to Condensed Consolidated Financial Statements....................... 6

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................. 9

PART II - OTHER INFORMATION
---------------------------

Other Information..........................................................15

Signatures.................................................................16

PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  FINANCIAL STATEMENTS

                              NETSPEAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                     DECEMBER 31,      SEPTEMBER 30,
                                                                         1997              1998
                                                                     ------------      -------------
                                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                              $  4,718         $ 34,170
Short-term investments                                                   14,336           10,799
Accounts receivable, net                                                    898            4,806
Inventory                                                                   269            1,000
Prepaid and other current assets                                            252              508
Deferred tax asset                                                           33                3
                                                                       --------         --------
          Total current assets                                           20,506           51,286

Property and equipment, net                                               2,178            4,004
Other assets                                                                517              695
                                                                       --------         --------
                                                                       $ 23,201         $ 55,985
                                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                       $    676         $  1,148
Accrued compensation                                                        687            1,355
Other accrued expenses                                                      474              537
Unearned revenue                                                            256            2,452
                                                                       --------         --------
          Total current liabilities                                       2,093            5,492
                                                                       --------         --------

Commitments and contingencies                                                --               --

Shareholders' equity:
Preferred stock:  1,000,000 shares of $.01 par value
   authorized; no shares issued or outstanding
Common stock: 25,000,000 and 75,000,000 shares of
   $.01 par value authorized at December 31, 1997
   and September 30, 1998, respectively; 10,554,721 and
   12,557,889 shares issued and outstanding at
   December 31, 1997 and September 30, 1998, respectively                   106              126
Additional paid-in capital                                               29,590           67,589
Unrealized gain on investments                                             --                143
Accumulated deficit                                                      (8,588)         (17,365)
                                                                       --------         --------
          Total shareholders' equity                                     21,108           50,493
                                                                       --------         --------
                                                                       $ 23,201         $ 55,985
                                                                       ========         ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)


                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                               --------------------------        -------------------------
                                                  1997             1998            1997             1998
                                               ----------       ---------        ---------        --------
Net revenues                                   $  1,503         $    769         $  3,537         $  6,112

Operating expenses:
    Cost of revenues                                180              176              386            1,412
    Research and development                      1,412            2,947            3,713            7,203
    Sales and marketing                             810            1,932            1,885            5,480
    General and administrative                      447              819            1,127            2,287
                                               --------         --------         --------         --------
               Total operating expenses           2,849            5,874            7,111           16,382

Loss from operations                             (1,346)          (5,105)          (3,574)         (10,270)

Interest and other income                           287              675              470            1,906
Other charges                                        --               --               --             (383)
                                               --------         --------         --------         --------

Loss before income taxes                         (1,059)          (4,430)          (3,104)          (8,747)

Income taxes                                         92                4              180               30
                                               --------         --------         --------         --------

Net loss                                       $ (1,151)        $ (4,434)        $ (3,284)        $ (8,777)
                                               ========         ========         ========         ========

Net loss per share (basic and diluted)         $  (0.11)        $  (0.35)        $  (0.36)        $  (0.72)
                                               ========         ========         ========         ========

Weighted-average shares outstanding              10,555           12,541            9,006           12,182
                                               ========         ========         ========         ========


     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          --------------------------
                                                                             1997             1998
                                                                          ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (3,284)        $ (8,777)
Adjustments to reconcile net loss to net cash
  used in operations:
Depreciation                                                                   406            1,055
Provision for bad debts                                                         --              516
Deferred taxes                                                                 135               30
Changes in assets and liabilities:
    Accounts receivable                                                       (230)          (4,424)
    Inventory                                                                 (180)            (731)
    Prepaid and other current assets                                          (350)            (256)
    Other assets                                                              (137)            (178)
    Accounts payable                                                           611              472
    Accrued compensation                                                       486              668
    Other accrued expenses                                                     203               63
    Unearned revenue                                                        (1,882)           2,196
                                                                          --------         --------
               Net cash used in operating activities                        (4,222)          (9,366)
                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                           (939)          (2,881)
Purchases of short-term investments                                        (20,957)          (9,788)
Maturities and sales of short-term investments                               4,695           13,468
                                                                          --------         --------
               Net cash provided by (used in) investing activities         (17,201)             799
                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                  17,943           36,753
Proceeds from exercise of warrant                                            2,491               --
Proceeds from exercises of employee stock options                                8            1,266
                                                                          --------         --------
               Net cash provided by financing activities                    20,442           38,019
                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents                          (981)          29,452

Cash and cash equivalents, beginning of period                               6,295            4,718
                                                                          --------         --------

Cash and cash equivalents, end of period                                  $  5,314         $ 34,170
                                                                          ========         ========

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                                $     30         $     --
                                                                          ========         ========


     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    BASIS OF PRESENTATION

     The interim condensed consolidated financial statements of NetSpeak Corporation ("NetSpeak" or the "Company") as of September 30, 1998 and for the three and nine months ended September 30, 1997 and 1998 are unaudited. Such interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior year statements to conform to current year presentations. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's 1997 Form 10-K.

2.    SALES OF COMMON STOCK

     On January 5, 1998, the Company entered into a joint development and a stock purchase agreement with Bay Networks, Inc. ("Bay Networks"). In conjunction with the agreement, on February 3, 1998, the Company issued 1,334,171 shares of common stock to Bay Networks, raising $36,753,000, net of offering costs.

     On March 18, 1998, NetSpeak entered into a joint development and a technology license agreement with Motorola, Inc. ("Motorola") which included a $30 million multi-year minimum purchase commitment for the Company's products subject to certain conditions. In conjunction with the agreement, Motorola announced a cash tender offer for 3.0 million shares of the Company's Common Stock at a price of $30.00 per share. On April 22, 1998, Motorola consummated its tender offer, acquiring 2,686,470 shares of the Company's Common Stock. Upon the consummation of the tender offer, Motorola purchased an additional 35,000 shares of common stock from two officers at the tender offer price. As of September 30, 1998, Motorola owned 31.4% of the Company's total outstanding common stock.

3.    NET LOSS PER SHARE

     The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128 which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects are anti-dilutive. The Company excluded stock options and warrants to purchase 3,191,497 common shares from the weighted-average shares outstanding calculation for the three and nine months ended September 30, 1998 as their effect was anti-dulitive.

4.    COMMITMENTS AND CONTINGENCIES

     The Company may, from time to time, be involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such actions known to date will not have a material adverse effect on the Company's financial position or results of operations.

     In recent months, five similar class action lawsuits were filed against the Company and its senior officers and directors. The complaints allege that the Company made false and misleading statements to shareholders in connection with the Motorola tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. The Company believes that these actions are without merit and intends to vigorously defend thereagainst. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

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

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year, consequently, in the year 2000 such systems may be unable to accurately process certain date-based information. The Company can potentially be affected by this issue in several areas including computer systems and software which are utilized in the Company's infrastructure, the products which the Company develops and sells and the impact of the Year 2000 Issue on the Company's significant vendors, strategic business partners and customers.

     The Company's Year 2000 compliance activities include the identification and evaluation of systems that are critical to the Company's operations, including systems of its significant vendors, strategic business partners and customers. Additionally, the Company will also evaluate the Year 2000 compliance of all of the products that the Company sells, which include internally developed software and third party computer related components. Evaluation procedures for the Company's internal critical systems and its products for sale consist of performing Year 2000 test simulations and obtaining Year 2000 compliance documentation for external products and components, as applicable. In order to evaluate Year 2000 compliance for the Company's significant vendors, strategic business partners and customers, the Company obtains published Year 2000 compliance documentation from such entries.

     The Company has examined the architecture of its products, as well as relevant documentation related to third party components that are integrated into these products. Based upon these examinations, the Company's products appear to be Year 2000 compliant. In order to validate these preliminary findings, to date the Company has completed limited test procedures on certain of its internally developed products, as well as the associated third party components. The results of these tests do not indicate any instances of non-compliance. To date, the Company has reviewed many of its third party hardware and software applications utilized in its infrastructure and have obtained documentation from the manufacturers certifying Year 2000 compliance.

     The Company generates a significant portion of its revenue from several of its strategic partners and, as a result, revenues could be materially impacted if the Year 2000 Issue adversely affects the operations of these partners. Based upon the examination of available information, the Company does not believe that the Year 2000 Issue will have a material adverse effect on the operations of its significant strategic partners and customers.

     The Company expects that its testing procedures and any required Year 2000 compliance activities will be completed by December 31, 1998. Should the Company encounter any items that are not Year 2000 compliant in the course of its evaluations and testing, the Company will take necessary actions to correct the matter. To date, costs incurred in evaluating the Company's Year 2000 compliance have been minimal. The Company does not anticipate that additional Year 2000 compliance activities and corrective actions, where and if required, will have a material effect on the Company's business, financial position or results of operations.

     Nothwithstanding the foregoing, there can be no assurance that the Year 2000 compliance activities performed by the Company will adequately identify and test all of the Company's products and critical internal and external systems to ensure Year 2000 compliance. Moreover, there can be no assurance that the systems of the Company's significant vendors, strategic business partners and customers will be Year 2000 compliant which could result in a material adverse effect on the Company.

5.    RECENT ACCOUNTING PRONOUNCEMENT

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which the Company has adopted for transactions entered into for the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. The adoption of SOP 97-2 and 98-4 did not have a material effect on the Company's financial position and results of operations.

6.   COMPREHENSIVE INCOME (LOSS)

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income."

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                ------------------------        ------------------------
                                                  1997             1998           1997            1998
                                                --------        --------        --------        --------
Net loss                                        $(1,151)        $(4,434)        $(3,284)        $(8,777)

Adjustment to reconcile net loss to
  comprehensive income (loss):

    Unrealized gain on investments                --               116            --               143
                                                -------         -------         -------         -------

Comprehensive income (loss)                     $(1,151)        $(4,318)        $(3,284)        $(8,634)
                                                =======         =======         =======         =======

7.   SHAREHOLDERS' EQUITY

     On June 18, 1998, the Company's shareholders approved an increase in authorized Common Stock from 25,000,000 shares, $0.01 par value per share, to 75,000,000 shares, $0.01 par value per share. The shareholders also approved an amendment to the Company's 1995 Stock Option Plan to increase the number of shares reserved for issuance thereunder from an aggregate of 2,700,000 shares to an aggregate of 5,500,000 shares. Additionally, the Company's shareholders approved the NetSpeak Corporation Employee Stock Purchase Plan, under which 400,000 shares of Common Stock are available for purchase by eligible employees of the Company or any of its subsidiaries.

8.    SUBSEQUENT EVENT

     On November 10, 1998 the Company appointed Michael Rich as its President and Chief Operating Officer. Mr. Rich was also elected to the Company's board of directors. The Company entered into an employment agreement with Mr. Rich for a period of three years, which provided for a minimum annual salary of $200,000, a minimum bonus during the first year of $100,000 and an option to purchase 250,000 shares of the Company's Common Stock. In addition, the Company lent Mr. Rich the sum of $400,000 evidenced by an interest-bearing promissory note. The Company will forgive one third of the principal amount of the loan and accrued interest thereon, on the first, second and third anniversary of the employment agreement, provided that Mr. Rich continues to be employed by the Company on such date. In the event Mr. Rich leaves the Company, any unforgiven principal amount of the loan, together with accrued interest thereon, will be payable in full. Additionally, Robert Kennedy, the Company's previous President and Chief Operating Officer, has been appointed Vice-Chairman of the Company's board of directors.

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

     The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based and, at September 30, 1998, had an accumulated net loss of $17.4 million. The limited operating history of the Company makes its future results of operations difficult to predict. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors such as the introduction of new products or services by the Company or its competitors, the effectiveness of the sales and marketing efforts of the Company's products by the Company and its strategic partners, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the budgeting cycles of potential customers, the timing in the deployment of the Company's products by customers, technical difficulties with respect to product development or the use of products developed by the Company and general economic conditions.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Net revenues for the three months ended September 30, 1998 were $769,000 as compared to $1.5 million for the three months ended September 30, 1997. Net revenues were $6.1 and $3.5 million for the nine months ended September 30, 1998 and 1997, respectively.

     The Company's sales mix during 1998 primarily consisted of gateway systems and IP telephony software applications. Net revenues generated from gateway systems primarily represent the sale of fully integrated "turn-key" systems, where the Company integrates third party computer hardware and software components with its gateway software. Net revenues from IP telephony applications primarily consist of software based solutions. Sales of gateway systems and IP telephony applications accounted for 65% and 83% of net revenues for the three and nine months ended September 30, 1998, as compared to 45% and 26% for the three and nine months ended September 30, 1997, respectively. The increase in net revenues for the nine months ended September 30, 1998 was due to greater sales of the Company's gateway systems and IP telephony software applications resulting from increased trial deployments by new and existing customers. The Company's principal customers for these products are equipment suppliers and service providers, primarily consisting of next generation telephone companies.

     Net revenues for the three months ended September 30, 1998 decreased $734,000 as compared to the three months ended September 30, 1997. The decline in net revenues for the period was due to lower sales of the Company's gateway systems and IP telephony software applications. This reduction was due to a combination of several factors, including, but not limited to, increased competition in the industry, uncertainty regarding the acceptance of the Company's products, consolidation within the telecommunications industry and reduced sales to several of the company's strategic partners. These risks are discussed in more detail below.

     During the quarter ended September 30, 1998, the Company shipped to Motorola, Inc. ("Motorola"), a strategic partner of the Company, $2.3 million in software products, primarily consisting of IP telephony software applications. The Company deferred recognition of the related revenue as a result of certain exchange provisions associated with the order. The exchange provisions entitle Motorola to upgrade and/or exchange the software included in the order for other NetSpeak products for a period of 18 months. The Company expects to recognize revenue on this order when no further significant post-delivery obligations exist, although not later than 18 months from the date of shipment at which time the exchange provisions expire. The exchange provisions are not applicable to Motorola's remaining $27.5 million multi-year purchase commitment for NetSpeak's products.

     Net revenues from client software represented 6% and 5% of net revenues for the three and nine months ended September 30, 1998, respectively. Client software revenues for 1998 were related to sales of the Company's WebPhone client software. Net revenues from client software for the three and nine months ended September 30, 1997 represented 43% and 46% of net revenues, respectively. Client software revenues during 1997 related to sales of the Company's WebPhone client software and a product license and distribution agreement with Creative Technology Ltd. ("Creative"). The Company anticipates that net revenues generated from client software products will remain relatively consistent with the current period as the Company's sales efforts are focused on its gateway systems and IP telephony software applications.

     Since its inception, the Company has generated a significant percentage of its revenues through several of its strategic partners and, as a result, the Company is highly dependent upon the sales and marketing activities of these strategic partners for its products. A significant reduction in revenues from such partners, as evidenced in the current period, could produce an unevenness in the Company's revenue stream in any given period. In an effort to broaden the distribution of the Company's products and diversify its customer base, the Company began selling products to smaller, less established enterprises. These less established customers have not demonstrated the historical operating results nor do they possess the financial resources as many of the Company's strategic partners, accordingly, the Company's credit risk exposure has increased. Although the Company is diversifying its customer base, the Company believes that its dependence on its strategic partners will continue for the foreseeable future and that the Company's revenue stream will be significantly impacted by the success of its partners and customers.

     The IP telephony industry is in the early stages of development and is rapidly changing as voice and data networks are beginning to converge. As a result, the timing in the demand and market acceptance for these recently introduced products and technologies are subject to a high degree of uncertainty. Additionally, this convergence has also led to consolidation within the telecommunications and data networking industries. Specifically, Bay Networks, Inc. ("Bay Networks"), a strategic partner of the Company, was recently acquired by Northern Telecom Limited ("Northern Telecom"). Subsequent to the announced acquisition, certain joint development projects between the companies were suspended as a result in the change in ownership of Bay Networks. The companies are continuing to evaluate future endeavors together, although the ultimate relationship between the Northern Telecom and the Company is uncertain at this time. Furthermore, the IP telephony marketplace is becoming intensely competitive. A number of more established industry participants, which possess longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company, are introducing competitive products into the market. Such companies have certain inherent competitive advantages over the Company. As a result of the above factors, there exists some uncertainty regarding the Company's ability to sustain a consistent revenue stream in the future.

     Cost of revenues for the three months ended September 30, 1998 was $176,000, or 23% of net revenues, as compared to $180,000, or 12% of net revenues, for the three months ended September 30, 1997. Cost of revenues was $1.4 million, or 23% of net revenues, and $386,000, or 11% of net revenues, for the nine months ended September 30, 1998 and 1997, respectively. The increase in cost of revenues as a percentage of net revenues was primarily related to a shift in the Company's sales mix towards the sale of fully integrated "turn-key" gateway systems, which include lower margin third party components. The Company offers "turn-key" systems as a short-term means of expediting the distribution of its products. As a result of the potential variability in the Company's sales mix between integrated and software based products, cost of revenues may fluctuate as a percentage of net revenues.

     Research and development expenses for the three months ended September 30, 1998 were $2.9 million as compared to $1.4 million for the three months ended September 30, 1997. Research and development expenses were $7.2 million and $3.7 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in research and development expenses was due to the expansion of the Company's research and development staff and greater equipment depreciation as a result of the expansion thereof. All research and development costs have been expensed as incurred. The Company expects to increase research and development expenses in future periods in order to perform new product development and product enhancements.

     Sales and marketing expenses for the three months ended September 30, 1998 were $1.9 million as compared to $810,000 for the three months ended September 30, 1997. Sales and marketing expenses were $5.5 million and $1.9 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in sales and marketing expenses resulted primarily from the expansion of the Company's sales and marketing staff, resulting in greater personnel costs and direct selling expenses associated with efforts to increase the distribution of the Company's products. During 1998, the Company also established an allowance for uncollectible customer accounts as a result of the significant increase in trade credit sales from the prior year, as well as the change in the Company's customer base discussed above. Sales and marketing expenses may increase in future periods as the Company seeks to expand its sales and marketing activities.

     General and administrative expenses for the three months ended September 30, 1998 were $819,000 as compared to $447,000 for the three months ended September 30, 1997. General and administrative expenses were $2.3 million and $1.1 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in general and administrative expenses was due to the expansion of the Company's corporate infrastructure primarily through the addition of personnel as well as greater professional service fees. General and administrative expenses may increase in future periods upon further expansion of the Company's infrastructure.

     Interest and other income for the three months ended September 30, 1998 was $675,000 as compared to $287,000 for the three months ended September 30, 1997. Interest and other income was $1.9 million and $470,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in interest income was due to interest earned on net proceeds from the Bay Networks investment, consummated in February 1998 as described below and the Company's initial public offering ("IPO") in May 1997.

     Income taxes for the three months ended September 30, 1998 were $4,000 as compared to $92,000 for the three months ended September 30, 1997. Income taxes were $30,000 and $180,000 for the nine months ended September 30, 1998 and 1997, respectively. Such taxes were the result of income taxes paid to the Singapore government related to license fees received pursuant to agreements with Creative. The decrease in income taxes during 1998 was due to a reduction in revenue from Creative.

     In connection with the expansion of its strategic partnership with Motorola in March 1998, the Company entered into a joint development and technology license agreement with Motorola which includes a $30.0 million multi-year minimum purchase commitment for the Company's products subject to certain conditions. In conjunction with the agreement, Motorola announced a cash tender offer for 3.0 million shares of the Company's Common Stock at a price of $30.00 per share. On April 22, 1998, Motorola consummated its tender offer, acquiring 2,686,470 shares of the Company's Common Stock. Upon the consummation of the tender offer, Motorola purchased an additional 35,000 shares from two officers at the tender officer price. The Company incurred $383,000 in other charges as a result of the cash tender offer by Motorola. Such expenses were primarily the result of professional fees incurred in connection with the tender offer.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently does not have any available lines of credit. The Company has financed its operations through sales of equity securities. Prior to completion of the IPO, the Company raised approximately $8.7 million, net of offering costs, from private sales of securities. In February 1998, the Company issued 1.3 million shares of Common Stock to Bay Networks in a private transaction, raising $36.8 million, net of offering costs. As of September 30, 1998, the Company had $45.0 million in cash, cash equivalents and short-term investments.

     Net cash used in operating activities during the nine months ended September 30, 1998 and 1997 was $9.4 million and $4.2 million, respectively. Net cash used in operating activities was primarily related to the expansion of the Company's research and development activities, sales and marketing efforts and the corporate infrastructure.

     Net cash provided by investing activities during the nine months ended September 30, 1998 was $799,000. Net cash provided by investing activities reflected $3.7 million in net sales of short-term investments which was reinvested in cash equivalents offset by $2.9 million in capital expenditures, primarily related to purchases of computer and test equipment and the expansion of the Company's research and development facilities. Net cash used in investing activities during the nine months ended September 30, 1997 was $17.2 million and primarily related to net purchases of short-term investments.

     Net cash provided by financing activities for the nine months ended September 30, 1998 was $38.0 million which included net proceeds of $36.8 million from the sale of 1.3 million shares of Common Stock to Bay Networks. The Company also received $1.2 million from exercises of employee stock options for 495,438 shares of Common Stock. Net cash provided by financing activities during the nine months ended September 30, 1997 was $20.4 million. On June 3, 1997, the Company closed on the IPO of its Common Stock. The Company offered and sold 2.4 million shares of Common Stock at an initial public offering price of $8.75 per share, raising net proceeds of approximately $17.9 million. Upon consummation of the IPO, Motorola exercised a previously granted warrant to purchase 452,855 shares of Common Stock for $2.5 million.

     The Company has no material commitments other than those under office and equipment operating leases. As a result of the Company's continued research and development and sales and marketing efforts, capital expenditures are expected to increase in future periods primarily through the purchase of computer-related equipment. The Company anticipates that, based on its present plans and assumptions, the current cash balances will be sufficient to enable it to maintain its current and planned operations for a period of at least 12 months. If the Company's estimates or assumptions prove to be incorrect, the Company may require additional capital. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to the Company. Failure to secure needed additional financing, if and when needed, may have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT LITIGATION

     In recent months, five similar class action lawsuits were filed against the Company and its senior officers and directors. The complaints allege that the Company made false and misleading statements to shareholders in connection with the Motorola tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. The Company believes that these actions are without merit and intends to vigorously defend thereagainst. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENT

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which the Company has adopted for transactions entered into for the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. The adoption of SOP 97-2 and 98-4 did not have a material effect on the Company's financial position and results of operations.

YEAR 2000 MATTERS

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year, consequently, in the year 2000 such systems may be unable to accurately process certain date-based information. The Company can potentially be affected by this issue in several areas including computer systems and software which are utilized in the Company's infrastructure, the products which the Company develops and sells and the impact of the Year 2000 Issue on the Company's significant vendors, strategic business partners and customers.

     The Company's Year 2000 compliance activities include the identification and evaluation of systems that are critical to the Company's operations, including systems of its significant vendors, strategic business partners and customers. Additionally, the Company will also evaluate the Year 2000 compliance of all of the products that the Company sells, which include internally developed software and third party computer related components. Evaluation procedures for the Company's internal critical systems and its products for sale consist of performing Year 2000 test simulations and obtaining Year 2000 compliance documentation for external products and components, as applicable. In order to evaluate Year 2000 compliance for the Company's significant vendors, strategic business partners and customers, the Company obtains published Year 2000 compliance documentation from such entries.

     The Company has examined the architecture of its products, as well as relevant documentation related to third party components that are integrated into these products. Based upon these examinations, the Company's products appear to be Year 2000 compliant. In order to validate these preliminary findings, to date the Company has completed limited test procedures on certain of its internally developed products, as well as the associated third party components. The results of these tests do not indicate any instances of non-compliance. To date, the Company has reviewed many of its third party hardware and software applications utilized in its infrastructure and have obtained documentation from the manufacturers certifying Year 2000 compliance.

     The Company generates a significant portion of its revenue from several of its strategic partners and, as a result, revenues could be materially impacted if the Year 2000 Issue adversely affects the operations of these partners. Based upon the examination of available information, the Company does not believe that the Year 2000 Issue will have a material adverse effect on the operations of its significant strategic partners and customers.

     The Company expects that its testing procedures and any required Year 2000 compliance activities will be completed by December 31, 1998. Should the Company encounter any items that are not Year 2000 compliant in the course of its evaluations and testing, the Company will take necessary actions to correct the matter. To date, costs incurred in evaluating the Company's Year 2000 compliance have been minimal. The Company does not anticipate that additional Year 2000 compliance activities and corrective actions, where and if required, will have a material effect on the Company's business, financial position or results of operations.

     Nothwithstanding the foregoing, there can be no assurance that the Year 2000 compliance activities performed by the Company will adequately identify and test all of the Company's products and critical internal and external systems to ensure Year 2000 compliance. Moreover, there can be no assurance that the systems of the Company's significant vendors, strategic business partners and customers will be Year 2000 compliant which could result in a material adverse effect on the Company.

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

              The Company incurred expenses of approximately $1.6 million in connection with the IPO. These expenses represented direct payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. Net proceeds from the IPO were $17.9 million. Through September 30, 1998, the Company has used approximately $4.1 million for the purchase of equipment, approximately $4.0 million to increase the Company's research and development and sales, marketing and administrative staff, and the remainder for working capital. None of the payments from the use of proceeds were made to officers, directors or persons owning more than 10% of any class of securities of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         10.17  Employment Agreement between the Registrant and Michael R. Rich

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

                              NETSPEAK CORPORATION
                              --------------------
                                  (Registrant)




Date:  November 13, 1998        By: /s/ Stephen R. Cohen
                                ------------------------------------
                                Chairman of the Board and Chief Executive
                                Officer (Principal Executive Officer)



                                By: /s/ John W. Staten
                                ------------------------------------
                                Chief Financial Officer (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT                               DESCRIPTION
-------                               -----------

  10.17        Employment Agreement between the Registrant and Michael R. Rich

  27           Financial Data Schedule