Form 10-K405
period 1998-12-31
NETSPEAK CORP
filed 1999-03-31
CIK 1007209

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

            [X] Annual Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the fiscal year ended
                                December 31, 1998

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period
             from_____________________ to _______________________ .

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $109,779,376 as of February 26, 1999, based upon the closing sale price of the Common Stock as quoted on the Nasdaq National Market. This amount excludes an aggregate of 5,628,349 shares of Common Stock held by executive officers, directors and by each entity that owns 5% or more of the Common Stock outstanding at February 26, 1999.

         The number of shares of the registrant's Common Stock outstanding as of February 26, 1999 was 12,768,471.

                       DOCUMENTS INCORPORATED BY REFERENCE

         As stated in Part III of this Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

================================================================================

                              NETSPEAK CORPORATION
                                    FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I

Item 1.      Business.....................................................  3

Item 2.      Properties................................................... 14

Item 3.      Legal Proceedings............................................ 14

Item 4.      Submission of Matters to a Vote of Security Holders.......... 15

PART II

Item 5.      Market for the Registrant's Common Equity and Related
                     Stockholder Matters.................................. 15

Item 6.      Selected Financial Data...................................... 17

Item 7.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................ 18

Item 8.      Financial Statements and Supplementary Data.................. 24

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................. 42

PART III

Item 10.     Directors and Executive Officers of the Registrant........... 42

Item 11.     Executive Compensation....................................... 42

Item 12.     Security Ownership of Certain Beneficial Owners and
                     Management........................................... 42

Item 13.     Certain Relationships and Related Transactions............... 42


PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K.......................................... 43

                           FORWARD LOOKING STATEMENTS

      NetSpeak Corporation ("NetSpeak" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. The forward-looking statements are based on management's beliefs as well as on a number of assumptions concerning future events. For this purpose, any statements contained in this Form 10-K and documents incorporated by reference herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's limited operating history, the Company's need to develop a recurring revenue stream, the uncertainty of the Internet and Internet Protocol ("IP") based networks as a medium for real-time voice and video communications, the Company's ability to transition from a technology oriented to a product based company, the acceptance of the Company's products in the marketplace, dependence on strategic partners, the Company's need to develop additional distribution channels for its products and technology, the effectiveness of the Company's sales and marketing activities, the timing and scope of deployments of the Company's products by customers, the need for ongoing product development in an environment of rapid technological change, technical difficulties with respect to the Company's products or products in development, the emergence of new competitors in the marketplace, the timing of new product announcements and releases by the Company and its competitors, the effect of the Year 2000 issue on customers' purchasing cycles, the uncertainty of future governmental regulation, the Company's ability to manage growth, obtain patent protection, obtain additional funds, general economic conditions and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission (the "Commission").


                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      NetSpeak develops, markets, licenses and supports a suite of intelligent software modules which provide business solutions for concurrent, real-time interactive voice, video and data communications over packetized data networks such as the Internet, local-area networks (LANs) and wide-area networks (WANs). NetSpeak's products allow organizations to build new voice and video-enabled communications networks or to add these communications capabilities to their existing enterprise. The Company's solutions integrate a variety of features and functions commonly found in traditional voice transmission networks into packetized data networks. NetSpeak is focused on developing a suite of interoperable products that provide scalability, reliability, redundancy, systems management, remote operations, administration and maintenance features. The Company's product lines consist of call management software, gateway systems and software based client telephones. The primary target end-users for the Company's products and solutions are service providers, including traditional and next generation telecommunications carriers, business enterprises, cable companies and original equipment manufacturers ("OEMs").

         Since inception, the Company's product development efforts have focused on integrating its technology into the product lines of its strategic partners. During this period, the Company has established a number of strategic alliances with leaders in the communications industry in an effort to facilitate and accelerate the acceptance and distribution of NetSpeak's technology and products, by leveraging its partners' existing sales and distribution channels. To date, the Company's most significant strategic relationships have been with larger OEMs, like Motorola, Inc. ("Motorola").

      The Company is now focusing its development and marketing efforts to create prepackaged solutions that can be configured and combined with other vendors' equipment to provide a variety of voice over IP solutions with minimal customization. In contrast to integrating the Company's technology into the product lines of OEMs, the Company believes prepackaged solutions will enable it to expand the distribution of its products by allowing it to broaden its indirect sales channel by making its products easier to sell. In marketing these products, the Company intends to target value-added resellers ("VARs") and system integrators ("SIs") that concentrate on the computer telephony and networking industries. In connection with this effort, the Company has substantially expanded its management team with the addition of five new members. These individuals share extensive experience in commercializing technology into marketable products and expanding channels of distribution and have assumed significant roles in managing and coordinating this effort.

      NetSpeak is also committed to performing substantial ongoing research and development activities in order to develop new IP telephony applications and extend the features and functionality of its current product line. As a result, the Company will likely increase its investments in research and development.

INDUSTRY BACKGROUND

      There are two fundamentally different switching technologies that exist today which enable voice communications: circuit switching and packet switching. Since the invention of the telephone, the traditional public switching telephone network ("PSTN") has been based on circuit switching technology. To date, packet switching technology has primarily been utilized in data networks. The historical evolution of these switching technologies has focused on meeting and enhancing the performance requirements of applications for which each technology was initially intended, as a result two disparate network infrastructures have emerged. The existence of disparate networks, as well as numerous compelling reasons, has lead to the development of transmitting voice over IP data networks.

      In 1995, IP telephony applications were initially introduced to the market. At that time, the market consisted of client software programs that allowed an end user to conduct a voice call over the Internet from a multimedia equipped PC with another end user connected to the Internet who was deploying the same software. By the end of 1995, a number of companies, including NetSpeak, were offering software based client IP telephones. The concept was simple, but Internet telephones had numerous limitations, such as poor voice quality and call participants had either to prearrange their calls or make them when both parties happened to be connected to the Internet and logged into a directory server.

      Since 1996, IP telephony has evolved to become the focus of many technology vendors and service providers. The capability and quality has advanced considerably with users primarily seeking benefits to reduce the cost of voice and fax calls through toll bypass and to enable new applications through the combination of telephony, computer and data functions, using IP networks as the common communications platform. Up until now, cost reduction has been the primary driving force behind IP telephony deployments and trials. In the service provider domain, toll bypass is accomplished by allowing the caller to originate a call using a standard telephone on the local PSTN network to a gateway which transfers the call to the Internet or the service provider's IP network. The call is transmitted over the IP network to another gateway close to the destination, where it is transferred to the local PSTN and the called party's standard telephone. Enterprise solutions seek to save toll charges by routing inter-office long-distance calls over a data network, such as LANs and WANs, that already links the enterprise offices for data communications.

      Significant advances in both standards and technology have accompanied this evolution. Initially, to overcome the poor quality issues, proprietary solutions emerged as standards were still evolving. Many of the functions previously performed in client software, like voice encoding, compression and packetization were incorporated into IP telephony gateways, which increased performance and voice quality. Although these advancements brought necessary improvement in IP telephony applications, proprietary implementations hindered adoption rates as service providers and enterprises were locked into a particular vendor's solution. Recognition of the need for interoperability has produced advances in the development of standards and widespread support for a suite of protocols called ITU H.323 ("H.323") to address the signaling, communications, network management and security aspects of IP telephony. These open, standards-based approaches and vendor commitments to interoperability gained strong momentum during 1998.

      While toll bypass remains a significant motivation for the deployment of IP telephony, the opportunity for this application in the PSTN domain will likely begin to disappear over the next few years as toll prices are reduced to compete with IP telephony prices and regulatory induced cost burdens are reduced to reflect true economic costs. The future of IP telephony is tied to the convergence of voice and data networking infrastructures and the ubiquity of IP as the end-to-end communications protocol that will run on these converged networks.

      The growing maturity of data network technologies and their widespread adoption by both enterprises and service providers has led to a correspondingly wide recognition that today's disparate network infrastructures for voice, data and video will be united on a common packet network infrastructure. According to industry analysts, packet switching equipment doubles in performance approximately every 20 months, while circuit switches take about 80 months, four times as long, to achieve the same relative improvement. Several "next generation" telephone companies, like Qwest Communications International, Inc. and Level 3 Communications, Inc., are building their networks entirely on packet infrastructures and IP networking. The cable and wireless data industries have also decided to adopt packet and IP telephony platforms for converged voice, data and video infrastructure and are currently developing specifications and architectures for those platforms.

      A combined voice and data infrastructure brings numerous benefits of which the most compelling is economics. Voice communications are significantly less expensive to transmit utilizing IP technology as compared to traditional circuit switched networks. Additionally, incremental costs of new services and applications are lowered because the common infrastructure is shared, network management is simplified around a common set of tools and processes, and the use of open standards can allow innovators to develop more enhanced applications combining voice, data and video functionality. IP is the universal end-to-end communications protocol that is used over the many underlying packet technologies - from ATM in the PSTN, through frame relay in the enterprise WAN to Ethernet on the LAN. Enhanced services and applications of IP telephony, reflecting integration of voice and data functionality, are becoming increasingly common. These support multimedia communications, collaboration or commerce. One example is call-enabled web pages, which allows a visitor to a web site to select a button on the web page which automatically establishes a call into pre-programmed corporate locations, such as the sales department or customer service.

      The Company believes that IP telephony will ultimately gain widespread acceptance, although several things need to occur for IP telephony to reach its full potential. First, voice service quality needs to be equivalent or very close to that of the PSTN. Although IP-based communications quality is enhanced daily, a large majority of users have yet begun to recognize the advancements being made. Second, the changes in equipment infrastructure used by major telecommunications providers usually require a lengthy trial period. The Company believes that the speed at which IP telephony is being adopted is increasing rapidly and will pick up significant momentum through 1999.

NETSPEAK'S STRATEGY

      The Company's goal is to develop and broadly distribute a suite of interoperable call management, gateway and client software products and solutions that provide concurrent real-time interactive voice, video and data transmissions over IP networks. The Company seeks to seamlessly integrate features and functions commonly found in traditional voice transmission networks into the packetized data-networking environment. The primary target end-users for the Company's products and solutions are service providers, including traditional and next generation telecommunications carriers, business enterprises, cable companies and OEMs. The Company's strategy includes the following key elements:

     TRANSITION FROM A TECHNOLOGY TO PRODUCT FOCUS

      Since inception, the Company's product development efforts have focused on integrating its technology and products into the product lines of its strategic partners. The Company is now focusing its development activities to create prepackaged solutions that can be configured and combined with other vendors' equipment to provide a variety of voice over IP solutions with minimal customization.

     EXPANSION OF STRATEGIC ALLIANCES AND INDIRECT SALES CHANNELS

      Since inception, the Company has established a number of strategic alliances with leaders in the communications industry in an effort to facilitate and accelerate the acceptance and distribution of NetSpeak's technology and products, by leveraging its partners' existing sales and distribution channels. To date, the Company's most significant strategic relationships have been with larger OEMs, like Motorola. In contrast to integrating the Company's technology into the product lines of OEMs, the Company believes that prepackaged solutions will enable it to significantly expand the distribution of its products by allowing it to broaden its indirect sales channels by making its products easier to sell. In marketing these products, the Company intends to target VARs and SIs that concentrate on the computer telephony and networking industries. NetSpeak anticipates that it will also increase its internal sales force to concentrate on recruiting and developing these new distribution partners. In connection with this effort, the Company has substantially expanded its management team by the addition of five new members. These individuals share extensive experience in commercializing technology into marketable products and expanding channels of distribution and have assumed significant roles in managing and coordinating this effort. The Company believes that it will perform limited direct sales activities and such efforts will be targeted only towards larger organizations that prefer to work directly with its vendors.

     CONTINUE RESEARCH AND DEVELOPMENT

      NetSpeak is committed to performing substantial ongoing research and development activities in order to develop new IP telephony applications and extend the features and functionality of its current product line. As a result, the Company will likely increase its investments in research and development.

TECHNOLOGY, SOLUTIONS AND PRODUCTS

     TECHNOLOGY

      NetSpeak has developed a core communications technology, which addresses the challenges associated with real-time interactive voice transmission over packetized data networks and integrates features commonly found in traditional voice transmission networks into its products. The Company's core communications technology is the platform utilized throughout its products and solutions. NetSpeak's technology is based on industry standards and provides vendor interoperability, scalability, reliability, redundancy, data encryption, network and system management, remote operation, administration and maintenance features, among other things. The Company uses a common object-oriented code base that enables its technology to be ported to various operating platforms.

      In order to establish a competitive advantage, NetSpeak continues to perform substantial research and development activities to enhance its core technology, primarily through development of new IP telephony applications and extension of the features and functionality of its current product line.

     SOLUTIONS

      NetSpeak's products can be configured and combined with other vendors' equipment to provide a variety of solutions for IP telephony end-users. Some of the most common applications that NetSpeak targets are toll-bypass, WebPhone e-Commerce and WebPhone 2nd Line.

       TOLL-BYPASS

      Toll-bypass or toll reduction involves deploying IP telephony gateways at multiple locations and linking them together through the Internet or a private managed IP network. Users of the network access the gateways by calling them directly from the traditional PSTN or through an IP client telephone. Calls are then transmitted across the IP network to the destination gateway and are then sent back to the PSTN, thereby bypassing the PSTN for the majority of the call transmission resulting in the elimination or reduction of traditional long distance and/or local calling charges. For corporate users with existing IP networks connecting remote sites, gateways can be used to provide high quality voice communications at a lower cost than traditional long distance circuits. Additionally, NetSpeak's products support the use of toll-bypass applications through prepaid calling card services.

       WEBPHONE E-COMMERCE

      WebPhone e-commerce involves embedding a link on an organization's World Wide Web site that establishes an audio channel between a NetSpeak client IP telephone on the user's desktop and a gateway located in the entity's call center. This enables individuals browsing organizations' web site to quickly and easily speak with a customer service agent over a single communication line without disconnecting from the Internet. This application will provide a company with the opportunity to extend its sales, support and service reach to its customers.

       WEBPHONE 2ND LINE

      WebPhone 2nd Line enables individuals to make and receive telephone calls over a single circuit while connected to the Internet. This application offers telecommunications carriers the ability to increase call completion rates and the associated revenue without customers having to install a second telephone line in their home.

     PRODUCTS

       GENERAL

         NetSpeak's product lines consist of call management software, gateway systems and software based client telephones. The Company has focused on developing its suite of products and solutions to include vendor interoperability through compliance with industry standards, scalability, reliability, and redundancy, as well as a number of other features, including systems management, remote operations, administration and maintenance.

       CALL MANAGEMENT SOFTWARE

      NetSpeak's call management software solutions provide centralized intelligent system and network management for IP telephony networks. These modules monitor and control the interaction between network end points, such as gateways and client telephones, as well as the interaction between separate IP telephony networks. Call management software provides features to IP telephony networks similar to those commonly found in the PSTN such as priority call routing, network management operations, user activity records, account billing information, user authentication and verification, among others. The centerpiece of NetSpeak's call management solution is the Connection Server, which provides functionality similar to advanced IP telephony gatekeepers. Other critical components of NetSpeak's call management solution are the Routing Server which dynamically manages call routing between multiple gateways and clients, the Event Management Server, which provides call detail records utilized for real-time billing and monitoring system performance and the Control Center module, which manages all of NetSpeak's call management applications. NetSpeak's call management solutions are being adapted to H.323 standards.

       GATEWAY SYSTEMS

      Gateway products represent transition points between two different network types, such as between the PSTN and IP networks. Gateways perform encoding, compression and delivery of traditional voice transmissions to or from packetized data networks. Enterprises using NetSpeak's gateway products can deploy real-time packet-based voice communications over existing data networks.

      The NetSpeak Gateway Exchange is an H.323 compliant voice over IP Gateway server. This product is an integrated gateway system, where the Company combines third-party computer hardware and software components with its internally developed gateway software to form a "turn-key" system. The NetSpeak Gateway Exchange is PC-based and offers up to 96 ports in a single chassis with digital T1, E1 and standard analog PSTN network interfaces. The gateway supports E&M, MFCR2, ISDN (Euro and National) and Feature Group D PSTN signaling protocols. The data network interface is 10-BaseT. The NetSpeak Gateway Exchange also incorporates such features as programmable call flow scripting, silence suppression, low latency, network-based load partitioning, alarms and real-time operational measurements, among others. The Company's gateway software operates on Natural Microsystems' Fusion platform and Microsoft's Windows NT operating system.

       CLIENT SOFTWARE

      NetSpeak's WebPhone is a fully functional client or end-user PC software based IP telephone. WebPhone provides users with the ability to engage in real-time voice, video and data communications over the Internet and other IP based networks. WebPhone is H.323 compliant and offers many features commonly found in tradition telephones such as full-duplex voice communications, integrated voice mail and caller identification information, among others. The WebPhone product line includes NetSpeak's Standard and Mini WebPhones. The standard edition WebPhone is a component of NetSpeak's toll bypass and WebPhone 2nd line solutions and is also used directly by end-users to communicate over the Internet. The Mini WebPhone, which is smaller in size and can be quickly downloaded and configured, is a key component of NetSpeak's WebPhone e-commerce solution.

STRATEGIC ALLIANCES

      Since inception, the Company has established a number of strategic alliances with leaders in the communications industry in an effort to facilitate and accelerate the acceptance and distribution of NetSpeak's technology and products, by leveraging its partners' existing sales and distribution channels. To date, the Company's most significant strategic relationships have been with larger OEMs, like Motorola. The Company intends to continue to establish additional strategic alliances as well as expand and strengthen its existing strategic partnerships. The following highlights NetSpeak's current strategic relationships:

     MOTOROLA

      In August 1996, the Company established a strategic alliance with Motorola, as part of which Motorola made a minority investment in the Company. In March 1998, NetSpeak and Motorola expanded their existing strategic alliance and entered into a joint development and technology license agreement in which NetSpeak granted Motorola an exclusive license to develop RF (Radio Frequency) products using the Company's technology. Under the agreement, the companies seek to join their technologies to enable IP multimedia communications on wireless networks. As such, Motorola is entitled to include NetSpeak's technology in its wireless infrastructure products (such as cellular phones, pagers, satellite phones, and two-way radios) to support real-time multimedia communications (e.g. voice, fax, audio, video, data) over a variety of wireless networks. To date, Motorola has not embedded the Company's technology into its products. Under the Agreement, the Company received a $30 million multi-year minimum purchase commitment from Motorola. As of December 31, 1998, $27.5 million remained under the commitment, which is subject to certain conditions. The acceptance of a specific technology platform being developed by NetSpeak (the "Platform") was defined in the contract as the trigger for the minimum purchase commitment. Subsequently, a decision was made to terminate any further development efforts for the Platform in favor of aggressively pursuing the development of our new software call processing technology. NetSpeak and Motorola are in discussions regarding replacing the acceptance of the Platform with another triggering event. Although the Company believes that it will be successful in negotiating a new trigger for the minimum commitment, there can be no assurances that NetSpeak will be successful in this effort and as a result there exists some uncertainty as to the receipt, amount and timing of the remaining minimum commitment from Motorola.

      In conjunction with the agreement, on April 22, 1998 Motorola consummated a tender offer, acquiring 2,686,470 shares of NetSpeak's Common Stock at $30.00 per share. Upon the consummation of the tender offer, Motorola purchased an additional 35,000 shares of common stock from two officers at the tender offer price. As of December 31, 1998, Motorola owned 30.9% of the Company's total outstanding common stock. Three designees of Motorola serve on the Company's Board of Directors.

     OTHER ALLIANCES

      In January 1998, the Company entered into a joint development and stock purchase agreement with Bay Networks, Inc. ("Bay Networks"). In connection with the agreements (a) the Company issued approximately 1.3 million shares of NetSpeak's Common Stock to Bay Networks for $36.8 million, net of offering costs and (b) Bay Networks and NetSpeak agreed to jointly develop and market IP telephony products. Subsequent to the consummation of such agreement, Bay Networks was acquired by Northern Telecom Limited ("Nortel") and, as a result of the change in ownership, all joint development projects between the companies were suspended. Nortel has advised the Company that it will pursue its own IP telephony strategy, which at this time does not include NetSpeak's technology.

      In 1997, the Company established a strategic partnership with Siemens Telecom Networks ("Siemens"). In connection with the related OEM agreement, Siemens incorporates a portion of NetSpeak's source code on its gateway platform and markets certain of the Company's products. The Company's exclusivity with Siemens expired in December 1998, however Siemens continues to market the Company's products.

      In connection with the development of its technology, the Company has also established strategic relationships with Creative Technology Ltd. ("Creative") and MCI Worldcom. As NetSpeak is transitioning its focus to prepackaged solutions, the Company is uncertain as to the future opportunities with these companies at this time.

SALES AND MARKETING

      The primary target end-users for the Company's products and solutions are service providers, including traditional and next generation telecommunications carriers, business enterprises, cable companies and OEMs. The Company's primary focus is to offer its products and solutions to the market through indirect sales channels, such as VARs, SIs and OEMs. The Company also markets its WebPhone client software products to consumers over the Internet and through distribution agreements with over 1,000 ISPs worldwide. The Company believes that it will perform limited direct sales activities and such efforts will be targeted only towards larger organizations that prefer to work directly with its vendors.

      Since inception, the Company's sales and marketing efforts have focused on establishing and building strategic relationships with leaders in the communications industry in an effort to enhance the distribution of the Company's products by leveraging its partners' existing sales channels. To date, the Company has obtained larger OEMs as its strategic partners. The Company is now focusing its marketing efforts to create prepackaged solutions that can be configured and combined with other vendors' equipment to provide a variety of voice over IP solutions. In contrast to integrating the Company's technology into the product lines of OEMs, prepackaged solutions will enable the Company to expand the distribution of its products by allowing it to broaden its indirect sales channel making its products easier to sell. In marketing these products, the Company will target VARs and SIs that focus on the computer telephony and networking industries. NetSpeak anticipates that it will also increase its internal sales force to concentrate its efforts on recruiting new partners, educating partners on the Company's products and assisting partners in customer presentations. The Company will also seek to establish marketing and support programs to assist channel partners' efforts in the sale of its products. In connection with this effort, the Company has substantially expanded its management team by the addition of five new members. These individuals share extensive experience in commercializing technology into marketable products and expanding channels of distribution and have assumed significant roles in managing and coordinating this effort.

      The Company's external marketing activities consist of attending industry trade shows, advertising, and other marketing campaigns which are primarily intended to educate potential customers as to the features, functionality, cost effectiveness and other benefits of NetSpeak's products and solutions. In addition, the Company's web site at http://www.netspeak.com (which is not deemed to be part of this Report) permits prospective customers to obtain information about its products and solutions, download software for evaluation and order certain products. The Company intends to continue to intensify and expand its sales and marketing efforts and, as a result, anticipates that sales and marketing expenses will increase in future periods.

CUSTOMER SERVICE AND SUPPORT

      NetSpeak is committed to maintaining customer satisfaction and loyalty. The Company provides technical support services to its direct customers, VARs, SIs and strategic partners. The Company maintains a technical support hotline in which the Company's customer support specialists diagnose and resolve technical problems related to the Company's products as well as other hardware and software in which the Company's products may interact. The Company also maintains an on-line database of technical problems and the related solutions on its web site at http://www.netspeak.com. Customer support activities are tracked through customer databases. The Company uses customer feedback as a source of ideas for product improvements and enhancements.

      Additionally, the Company provides maintenance for its products through periodic technical upgrades. The Company's products include 90 days of maintenance and support service. The Company provides various levels of maintenance and support services to its customers for a fee.

RESEARCH AND DEVELOPMENT

      The IP telephony industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company is involved in the review and establishment of industry standards by actively participating in standard setting bodies. Management believes that the Company's future success is highly dependent upon its ability to quickly adapt to changes in the marketplace and to continue enhancing the functionality of its products.

      The Company currently conducts the majority of its product development efforts in-house. On occasion, the Company employs independent contractors and its strategic partners to assist with product development and testing activities. The Company has aggressively expanded its research and development group from six software engineers as of December 31, 1995 to 63 software engineers and support staff as of December 31, 1998. Research and development expenses were approximately $9.6 million for the year ended December 31, 1998 and approximately $5.5 million and $2.3 million in 1997 and 1996, respectively. All of the Company's research and development costs have been expensed as incurred. The Company anticipates that research and development expenses will increase in future periods to perform new product development and products enhancements in an effort to establish a competitive advantage.

COMPETITION

      The IP telephony industry is in the early stages of development and is rapidly changing as voice and data networks are beginning to converge. Competition for gateways, call management applications and client software is becoming intensely competitive. Currently, the Company faces competition from different companies across each of its product lines. NetSpeak competes with companies such as Ascend Communications, Inc., Bellcore, Cisco Systems, Inc., Clarent Corporation, Lucent Technologies, Inc., Nortel, VocalTec Communications Ltd. and 3Com Corporation. The Company anticipates that competition will continue to escalate in all market segments as companies in the telecommunications and computer industries will introduce competitive products into the market. Although the Company faces increased competition in the market, these companies may represent existing and potential future customers and strategic partners to NetSpeak.

      Many of the Company's current and potential future competitors are more established industry participants, which posses longer operating histories, greater name recognition, larger customer bases, longstanding customer relationships, and significantly greater financial, technical and marketing resources than the Company. Such companies have certain inherent cost and competitive advantages over NetSpeak. The Company believes that the principal competitive factors affecting its potential success include the Company's ability to adapt to changing market conditions, new product development, time-to-market, quality, performance, product features such as flexibility, scalability, interoperability, functionality and ease of use, price, customer service and support, reputation and the overall effectiveness of its sales and marketing activities.

GOVERNMENT REGULATION

      At present, there are few laws or regulations that specifically address access to or commerce on the Internet. The increasing popularity and use of the Internet, however, enhances the risk that the governments of the United States and other countries in which the Company sells or expects to sell its products will seek to regulate computer telephony and the Internet with respect to, among other things, user privacy, pricing, and the characteristics and quality of products and services. The Company is unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on its business, financial condition or results of operations.

      In March 1996, the ACTA, a group of telecommunications common carriers, filed the ACTA Petition with the FCC arguing that providers (such as the Company) of computer software products that enable voice transmission over the Internet (Internet "telephone" services) are operating as common carriers without complying with various regulatory requirements and without paying certain charges required by law. The ACTA Petition argues that the FCC has the authority to regulate both the Internet and the providers of Internet "telephone" services and requests that the FCC declare its authority over interstate and international telecommunications services using the Internet, initiate rule-making proceedings to consider rules governing the use of the Internet for the provision of telecommunications services, and order providers of Internet "telephone" software to immediately cease the sale of such software. Any action by the FCC to grant the relief sought by ACTA or otherwise to regulate use of the Internet as a medium of communication, including any action to permit local exchange carriers to impose additional charges for connections used for Internet access, could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

      The Company generally relies upon patent, copyright, trademark and trade secret laws to protect and maintain its proprietary rights for its products and technology. The Company has filed 19 U.S. utility patent applications and seven foreign patent applications relating to various aspects of the Company's products. Several additional patent applications are currently being prepared. The Company expects to routinely file patent applications, as deemed appropriate to protect its technology and products.

      Generally, litigation, which could be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patents issued to the Company, in either case, in judicial or administrative proceedings. An adverse outcome could subject the Company to significant liabilities to third-parties, require the Company to obtain licenses from third-parties, or require the Company to cease product sales and possibly alter the design of the products. There can be no assurance that any licenses required under any third-party patents or proprietary rights would be made available on acceptable terms, if at all. In addition, the laws of certain countries may not protect the Company's intellectual property.

      To help protect its rights, the Company currently requires employees, consultants and strategic partners to enter into confidentiality agreements that prohibit disclosure of the Company's proprietary information. The Company also currently requires employees and consultants to assign to it their ideas, developments, discoveries and inventions. NetSpeak has entered into agreements with customers that require the Company to place its source code in escrow. These agreements provide that customers will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company may enter into similar agreements in the future which may increase the likelihood of misappropriation by third parties.

EMPLOYEES

      As of February 28, 1999, the Company employed 124 persons, 63 in research and development, 44 in sales, marketing and support and 17 in administration and finance. The Company anticipates increasing its staff in future periods. None of the Company's employees are subject to collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

      Competition for technical personnel in the Company's industry is intense. The Company believes that it has been successful in recruiting qualified employees, but there is no assurance that it will continue to be as successful in the future. There are a relatively small number of individuals who possess the specialized technical skills that the Company requires, in close proximity to the Company's current research and development facilities. The Company believes that its future success depends in part on its continued ability to hire, assimilate and retain qualified personnel.

EXECUTIVE OFFICERS OF THE COMPANY

      Harvey Kaufman, 67, is the only non director executive officer of the Company. Mr. Kaufman has served as the Company's Executive Vice President, Assistant Secretary, previously Secretary through June 1998, and Treasurer since December 1995. Mr. Kaufman has over 25 years of expertise in the telecommunications industry. He joined Telecom Plus International, Inc. ("TPI") in 1979 as Vice President of Strategic Planning with additional responsibilities for Applications Engineering and Product Management. Upon the sale of TPI's core telecommunications business to Siemens in 1987, Mr. Kaufman joined Siemens as Executive Director of Marketing for Siemens Information Systems and subsequently served as Vice President of Product Management and Applications Engineering and Director for Advanced Systems and Applications. Mr. Kaufman retired from Siemens in October 1995.

      The Company's other key senior management personnel as of February 28, 1999 were as follows:

      Lane Bess, 37, joined NetSpeak as Senior Vice President of Sales in January 1999. Mr. Bess has 15 years of experience in business development, channel strategy and sales management with extensive experience in emerging technologies. From January 1995 until September 1997, Mr. Bess served as Director of Product Marketing at AT&T WorldNet Service, where he managed all marketing operations including the business and consumer Internet dial-up service and channel development for dedicated/leased Internet access service. In 1994, Mr. Bess served as Director of Market Planning and Development in AT&T's Emerging Technology Services unit where he led the development of the business case for AT&T's entry into the commercial Internet business. Most recently, from October 1998 though December 1998, Mr. Bess held the position of Vice President of Marketing and Business Planning for Productivity Point International where he co-led the strategy development for acquiring and integrating 29 regional consulting and training companies.

      James Kwock, 35, joined NetSpeak as Vice President of Marketing in February 1999. Mr. Kwock brings over 10 years of marketing, product marketing and business planning. Most recently, from January 1998 through January 1999, Mr. Kwock served as the General Manager of Global IP Telephony Services at AT&T where he launched AT&T's Carrier Services Voice over IP Program and created AT&T's IP Telephony Interoperability Lab, promoting multi-vendor interoperability between service providers. In 1997, Mr. Kwock served as Marketing Director of AT&T's Messaging and Web Site Services where he implemented a comprehensive strategy for offering enhanced messaging services for all Internet and Web-based services. In 1996, Mr. Kwock served as Product Management Director of AT&T's Online Transaction Services where he developed the market entry approach fro AT&T's SecureBuy service. From January 1994 through December 1995, MR. Kwock served as Business Planning Director for AT&T's EasyCommerce Services Unit.

      John Mitchell, 55, joined NetSpeak as Chief Architect in December 1998. Mr. Mitchell brings over 30 years of product innovation and development experience, with extensive knowledge of communications, voice and multimedia. Previously, from 1987 through 1998, Mr. Mitchell served as Manager of Multimedia Architecture and Platforms, Enterprise Communications Systems at Lucent Technologies, where he was responsible for identifying, specifying and prototyping new enterprise communications products and capabilities. Most notably, Mr. Mitchell directed the proof-of-concept development for Lucent's ISDN and IP real-time communications systems, now employed in Lucent's Multipoint Conferencing Unit (MCU) and H.323 products. He also oversaw the definition and evaluation of technology for SS7 call routing for enterprise applications. Prior to his nine-year tenure in Multimedia Architecture and Platforms, Mr. Mitchell served as Development Manager, from 1984 though 1986, for Lucent's Definity PBX Software and Data Networking Systems.

      Neville O'Reilly, 58, joined NetSpeak as Vice President of Strategy and Business Planning in February 1999. Mr. O'Reilly brings over 20 years of telecommunications industry experience, with expertise in strategic planning, business development and financial operations and management. Previously, from November 1994 through June 1998, Mr. O'Reilly served as Director of Strategy and Web Site Service Operations for AT&T where he developed the strategy for expanding traditional value-added networking services into Internet and IP networking services for the business market. Mr. O'Reilly was AT&T's recognized spokesperson on business IP strategy and offer development, receiving the AT&T Public Relations "Spokesperson of the Year" award in 1997. In his extensive career at AT&T, from October 1989 through October 1994, Mr. O'Reilly held a variety of executive management positions including Chief Financial Officer roles for the Public Data Services, Business Market Services, New Business Platforms and Outbound Business Services units.

      James Wilbanks, 53, has served as Vice President of Engineering for NetSpeak since January 1998. Mr. Wilbanks brings over 25 years of experience in project management, systems design and development. From 1984 through 1997, Mr. Wilbanks was employed by IBM where he played an integral role in the development of MWAVE and client network transport messaging tools. During his five-year tenure at ROLM, Mr. Wilbanks oversaw the integration of PhoneMail with third-party telecommunications switches and developed a proprietary voice-editing product, generating several patents.


ITEM 2. PROPERTIES

     The Company occupies approximately 25,000 square feet of space in Boca Raton, Florida, which it leases at a combined annual rental of $346,000. The leases for the Company's facilities expire February 2001. The Company believes that its existing facilities are adequate for its needs through the end of 1999. Should the Company require additional space at that time or prior thereto, it believes that such space can be secured on commercially reasonable terms and without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS

      The Company may, from time to time, be involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such actions known to date will not have a material adverse effect on the Company's financial position or results of operations.

      During 1998, certain shareholder litigation was filed against the Company and its senior officers and directors in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County. The purported class action alleges that the Company made false and misleading statements to shareholders in connection with Motorola's partial tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. To date, the Company has filed a Motion to Dismiss, which has not yet been scheduled for hearing. No discovery has taken place, nor is any anticipated prior to the disposition of the Motion to Dismiss. The Company believes that these complaints are without merit and intends to contest the actions vigorously. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) Market Information

      The Company's Common Stock has been listed for trading on the Nasdaq National Market under the symbol "NSPK," since May 29, 1997. The following table sets forth for the calendar quarter indicating the high and low sale prices as quoted on The Nasdaq Stock Market.

FISCAL YEAR 1997:                                                                   HIGH           LOW
-----------------                                                                   ----           ---
Quarter ended June 30, 1997, (commencing May 29, 1997) .......................      $ 9.50         $ 8.68

Quarter ended September 30, 1997..............................................      $15.13         $ 7.75

Quarter ended December 31, 1997...............................................      $26.88         $15.38

FISCAL YEAR 1998:

Quarter ended March 31, 1998..................................................      $31.50         $21.50

Quarter ended June 30, 1998 ..................................................      $32.38         $10.13

Quarter ended September 30, 1998..............................................      $14.25         $  6.31

Quarter ended December 31, 1998...............................................      $12.69         $  4.94

(b) Holders

      As of February 26, 1999 there were 115 holders of record and, the Company believes, in excess of 2,500 beneficial holders of the Company's Common Stock.

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

      The Company incurred expenses of approximately $1.6 million in connection with the IPO. These expenses represented direct payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. Net proceeds from the IPO were approximately $17.9 million, all of which has been used by the Company. Approximately $4.1 million was used for the purchase of equipment, approximately $4.0 million to increase the Company's research and development and sales, marketing and administrative staff, and the remainder was used for working capital. None of the payments from the use of proceeds were made to officers, directors or persons owning more than 10% of any class of securities of the Company.

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8 of this Report.

                                                 PREDECESSOR (1)                             SUCCESSOR (1)
                                                 ---------------  ----------------------------------------------------------------
                                                  MAY 15, 1995    DECEMBER 8, 1995                YEAR ENDED DECEMBER 31,
                                                  TO DECEMBER      TO DECEMBER 31,      ------------------------------------------
                                                    18, 1995            1995              1996              1997            1998
                                                    --------          --------          --------          --------        --------
                                                                              (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenues ..............................         $     --          $     --          $    867          $  5,353        $  7,719
Operating expenses:
      Cost of revenues ....................               --                --                47               931           1,495
      Research and development ............              175                28             2,256             5,496           9,586
      Sales and marketing .................               --                --               722             2,919           7,678
      General and administrative ..........                6                57               837             1,631           3,105
      Purchased research and development ..               --               557                --                --              --
                                                    --------          --------          --------          --------        --------
                 Total operating expenses .              181               642             3,862            10,977          21,864
Loss from operations ......................             (181)             (642)           (2,995)           (5,624)        (14,145)
Interest and other income .................               --                --               172               753           2,500
Other charges .............................               --                --                --                --            (383)
                                                    --------          --------          --------          --------        --------
Loss before income taxes ..................             (181)             (642)           (2,823)           (4,871)        (12,028)
Income taxes ..............................               --                --                43               209              35
                                                    --------          --------          --------          --------        --------
Net loss ..................................         $   (181)         $   (642)         $ (2,866)         $ (5,080)       $(12,063)
                                                    ========          ========          ========          ========        ========
Net loss per share (basic and diluted) ....                           $  (0.15)         $  (0.41)         $  (0.54)       $  (0.98)
                                                                      ========          ========          ========        ========
Shares used in computing net loss per share                              4,408             7,019             9,396          12,282
                                                                      ========          ========          ========        ========

                                                                                              SUCCESSOR (1)
                                                                                               DECEMBER 31,
                                                                      --------------------------------------------------------------
                                                                        1995              1996              1997              1998
                                                                      --------          --------          --------          --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments .                   $   483           $ 6,295           $19,054           $44,922
Working capital ...................................                       391             4,304            18,413            43,077
Total assets ......................................                       556             8,278            23,201            51,725
Shareholders' equity ..............................                       448             5,679            21,108            47,484

----------------------------------
(1) NetSpeak acquired Internet Telephone Company ("ITC") by issuing 2,500,000 shares of Common Stock, valued at $500,000, in exchange for all of the outstanding shares of ITC. The acquisition was accounted for as a purchase, and the purchase price was allocated to the assets acquired, including purchased research and development in process, and liabilities assumed based upon their fair value on the date of acquisition. The financial information identified herein as for the Predecessor is for ITC for the period May 15, 1995 (inception) to December 18, 1995, the date of its acquisition by NetSpeak. The financial information identified herein as for the Successor is for NetSpeak (including ITC on a consolidated basis from the date of acquisition) as of December 31, 1995, 1996, 1997 and 1998 and for the period from December 8, 1995 (inception) to December 31, 1995, for the years ended December 31, 1996, 1997 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The Company generates revenues from product licenses and fees for services. The principal end-users for the Company's products and solutions are service providers, including traditional and next generation telecommunications carriers, cable companies, business enterprises, OEMs and client software end-users. Product license revenues are generally recognized upon product shipment, over the license term or upon delivery of permanent authorization codes provided that no significant post-delivery obligations and payment is due within one year. Service revenues include fees for customer maintenance and support and engineering. Service revenues for customer maintenance and support are recognized ratably over the term of the maintenance period, which is typically twelve months. Service revenues for engineering services are generally recognized when the services are performed. If customer acceptance is a condition, product license and service revenues are recognized upon such acceptance. Advance payments of product licenses and services are reported as unearned revenue until all conditions for revenue recognition are met. All research and development costs to date have been expensed as incurred.

      The market for the Company's products and solutions is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of December 31, 1998, the Company had an accumulated deficit of $20.7 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include, but are not limited to, those set forth under "Forward Looking Statements" above.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

      Net revenues were $7.7 million, $5.4 million and $867,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

      Sales of gateway systems represented 41%, 35% and 3% of net revenues for the years ended December 1998, 1997 and 1996, respectively. Gateway sales primarily consist of the sale of fully integrated "turn-key" systems, where the Company integrates its gateway software with third-party computer hardware and software components. Sales of IP telephony call management software accounted for 44%, 11% and 3% of net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in net revenues for the year ended December 31, 1998 was primarily due to greater sales of the Company's call management software to its strategic partners, as a result of the commencement of product distribution by such partners, and expanded end-user deployments. This shift occurred as the Company's partners began selling its call management products for use with their gateways. For direct end-user sales, the Company typically sells its call management software along with its integrated gateway systems as part of the customer solution. The majority of the Company's sales were domestic, although the Company's strategic partners distribute its products internationally.

      Net revenues from client software represented 4%, 35% and 72% of net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Client software revenues for 1998 were related to consumer sales of the Company's WebPhone client software. Client software revenues for 1997 and 1996 were also related to consumer sales of the Company's WebPhone client software and a product license and distribution agreement with Creative Technology Ltd. The Company anticipates that net revenues generated from consumer client software products will remain relatively consistent with the current year, as the Company's sales and marketing activities are concentrated on its call management and gateway products.

      In September 1998, the Company shipped $2.3 million in software products, primarily consisting of call management software to Motorola. The Company deferred recognition of the related revenue as a result of certain exchange provisions associated with the order. The exchange provisions entitle Motorola to upgrade and/or exchange the software included in the order for other NetSpeak products for a period of 18 months. In December 1998, the Company recognized $988,000 of this deferred revenue as the exchange provisions were terminated for this portion of the order. The Company expects to recognize the remaining revenue on this order when no further significant post-delivery obligations exist, although not later than 18 months from the date of shipment at which time the exchange provisions expire. The exchange provisions are not applicable to Motorola's remaining $27.5 million multi-year purchase commitment for NetSpeak's products; however, certain other conditions remain applicable.

      Since its inception, the Company has generated a significant percentage of its revenues through several of its strategic partners and, as a result, is highly dependent upon the sales and marketing activities of these partners for its products. During 1998, four partners accounted for 70% of the Company's net revenues. During 1998, the Company's most active strategic relationships were with larger OEMs, like Motorola and Siemens. In an effort to broaden the distribution of its products and reduce its dependency on a limited number of large customers, the Company is developing a comprehensive indirect sales channel, targeting VARs and SIs that concentrate on the computer telephony and networking industries. As a result of this focus, the Company is in the process of further refining its products to develop prepackaged solutions that meet end-users' requirements with minimal customization efforts. In past years, the Company's development efforts were primarily concentrated on providing its technology to OEM customers for incorporation into their products, which is different then the Company's current objectives of developing prepackaged solutions for end-users.

      Although the Company is working to increase the distribution of its products and diversify its customer base, the Company anticipates that its revenue stream for at least the first half of 1999 will be heavily dependent upon key strategic partners. Although Motorola has begun the distribution process for NetSpeak's products, the Company is uncertain as to the timing of purchases under the Motorola purchase commitment and receipt of future revenues from Motorola. During 1998, Siemens was the Company's largest customer, and while Siemens continues to market the Company's products at the current time, the Company's exclusivity with Siemens expired in December 1998 and the ultimate revenues in which Siemens will contribute going forward are also uncertain. In the event that the Company experiences a significant reduction in revenues from such partners in the first half of 1999, the Company anticipates that its net revenues will substantially decrease from the second half of 1998.

      During 1998, as part of the Company's efforts to broaden the product distribution and diversify its customer base, the Company began selling products to smaller, less established enterprises. These less established customers have not demonstrated the historical operating results nor do they possess the financial resources as many of the Company's strategic partners and, accordingly, the Company's credit risk exposure has increased.

      Cost of revenues for the years ended December 31, 1998, 1997 and 1996 were $1.5 million, or 19% of net revenues, $931,000, or 17% of net revenues, and $47,000, or 5% of net revenues, respectively. The increases in cost of revenues were primarily due to a shift in the Company's sales mix towards fully integrated "turn-key" gateway systems, which include third party hardware and software components that possess greater costs than the Company's internally developed software based products. The Company currently intends to continue marketing integrated gateway systems, however, the market for such products is highly competitive and the ultimate success of the Company's turn-key gateway products is unknown at this time. As a result, the sales mix between integrated systems and software based products is variable from period to period and cost of revenues may fluctuate significantly as a percent of net revenues in future periods.

      Research and development expenses for the years ended December 31, 1998, 1997 and 1996 were $9.6 million, $5.5 million and $2.3 million, respectively. The increases in research and development expenses were primarily due to the expansion of the Company's research and development staff, resulting in greater personnel costs and equipment depreciation. Also, during 1997, the Company incurred additional development costs associated with the introduction of a gateway product utilizing a new hardware platform. All research and development costs have been expensed as incurred. The Company expects to increase research and development expenses in future periods in order to perform new product development and enhancements.

      Sales and marketing expenses for the years ended December 31, 1998, 1997 and 1996 were $7.7 million, $2.9 million and $722,000, respectively. The increases in sales and marketing expenses were primarily due to the expansion of the Company's sales and marketing staff, resulting in greater personnel costs. Additionally, during 1998, the Company increased its direct selling expenses in order to enhance the distribution of its products. The Company also established an allowance for uncollectible customer accounts as a result of the significant increase in trade credit sales from 1997, as well as the change in the Company's customer base as discussed above. Sales and marketing expenses are anticipated to increase in future periods as the Company seeks to expand its marketing activities and broaden its sales distribution channels.

      General and administrative expenses for the years ended December 31, 1998, 1997 and 1996 were $3.1 million, $1.6 million and $837,000, respectively. The increases in general and administrative expenses were due to the expansion of the Company's corporate infrastructure primarily through the addition of personnel and greater operating expenses. During 1998, the Company also experienced increased professional service fees, primarily associated with shareholder and other litigation. General and administrative expenses will likely increase in future periods upon further expansion of the Company's infrastructure.

      Interest and other income for the years ended December 31, 1998, 1997 and 1996 was $2.5 million, $753,000 and $172,0000, respectively. The increases in interest income were due to interest earned on net proceeds from the consummation of a private investment by Bay Networks, in February 1998 as described below, and the IPO in May 1997.

      In connection with the expansion of its strategic partnership with Motorola in March 1998, the Company entered into a joint development and technology license agreement with Motorola which includes a $30.0 million multi-year minimum purchase commitment for the Company's products, subject to certain conditions. In conjunction with the agreement, Motorola announced a cash tender offer for 3.0 million shares of the Company's Common Stock at a price of $30.00 per share. On April 22, 1998, Motorola consummated its tender offer, acquiring 2,686,470 shares of the Company's Common Stock. Upon the consummation of the tender offer, Motorola purchased an additional 35,000 shares from two officers at the tender offer price. The Company incurred $383,000 in other charges as a result of the cash tender offer by Motorola. Such expenses were primarily the result of professional fees incurred in connection with the tender offer.

      Income taxes for the years ended December 31, 1998, 1997 and 1996 were $35,000, $209,000, and $43,000, respectively. Such taxes were the result of income taxes paid to the Singapore government related to license fees received pursuant to agreements with Creative.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed its operations through sales of equity securities. The Company has raised $65.1 million, net of offering costs, including $47.2 million in sales of private securities and $17.9 million in the IPO. As of December 31, 1998, the Company had $44.9 million in cash, cash equivalents and short-term investments. The Company currently does not have any available lines of credit.

      Net cash used in operating activities during the years ended December 31, 1998, 1997 and 1996 was $9.8 million, $5.9 million and $1.0 million, respectively. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development activities, sales and marketing efforts and the corporate infrastructure.

      Net cash provided by investing activities during the year ended December 31, 1998 was $632,000. Net cash provided by investing activities reflected $3.6 million in net sales of short-term investments, which was reinvested in cash equivalents. This amount was offset by $3.0 million in capital expenditures, primarily related to purchases of computer and test equipment due to increases in personnel and the expansion of the Company's system test facilities. Net cash used in investing activities during the years ended December 31, 1997 and 1996 was $16.1 million and $1.2 million, respectively. For the year ended December 31, 1997 net cash used in investing activities reflects $14.3 million in net purchases of short-term investments and $1.7 million primarily related to purchases of computer equipment. Net cash used in investing activities during 1996 primarily related to purchases of equipment.

      Net cash provided by financing activities for the year ended December 31, 1998 was $38.6 million. In February 1998, the Company issued 1.3 million shares of common stock to Bay Networks for $36.8 million, net of offering costs. The Company also received $1.8 million from exercises of stock options and the issuance of common stock under its employee stock purchase plan for 681,774 and 6,578 shares of common stock, respectively. Net cash provided by financing activities for the year ended December 31, 1997 was $20.4 million. On June 3, 1997, the Company closed on the IPO of its Common Stock in which it sold 2.4 million shares of common stock at an initial public offering price of $8.75 per share, raising net proceeds of approximately $17.9 million. Upon consummation of the IPO, Motorola exercised a previously granted warrant to purchase 452,855 shares of common stock for $2.5 million. Net cash provided by financing activities for the year ended December 31, 1996 was $8.1 million and was primarily attributable to private offerings of equity securities.

      The Company has no material commitments other than those under office and equipment operating leases. As a result of the Company's continued research and development and sales and marketing efforts, capital expenditures may increase in future periods primarily through the purchase of computer-related equipment. The Company anticipates that, based on its present plans and assumptions, the current cash balances will be sufficient to enable it to sustain its current and planned operations for a period of at least 12 months. If the Company's estimates or assumptions prove to be incorrect, the Company may require additional capital. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to the Company. Failure to secure additional financing, if and when needed, may have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENT

      Statement of Financial Account Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" became effective January 1, 1998. This Statement supercedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" and amends SFAS No. 94, "Consolidation of all Majority-Owned Subsidiaries." This Statement requires annual financial statements and interim reports to disclose information about products and services, geographic areas and major customers based upon the management approach. This approach requires disclosing financial and descriptive information about an enterprise's reportable segments based on information management utilizes for making business decisions and assessing performance. At the present time, management does not segregate business activities in order to access performance or make decisions about resources to allocate. As such, no supplemental disclosures are provided.

      In December 1998, Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued. SOP 98-9 amends SOP 97-2, to require recognition of revenue using the residual method when certain factors of multiple-element transactions exist. SOP 98-9 also amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist through fiscal years beginning on or before March 15, 1999. The Company will adopt SOP 98-9 for the fiscal year beginning January 1, 2000 and does not believe that the adoption will have a material impact on the financial position or results of operations of the Company.

YEAR 2000

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

      The Company's Year 2000 compliance activities include the identification and evaluation of both information technology ("IT") and non-IT systems that are critical to the Company's operations, including systems of its significant vendors, strategic business partners and customers. Additionally, the Company will also evaluate the Year 2000 compliance of all of the products that the Company sells, which include internally developed software and third party computer related components. Evaluation procedures for the Company's critical IT and non-IT systems and products for sale consist of performing Year 2000 test simulations and obtaining Year 2000 compliance documentation for external products and components, as applicable. In order to evaluate Year 2000 compliance for the Company's significant vendors, strategic business partners and customers, the Company obtains published Year 2000 compliance documentation from such entities.

      The Company has examined the architecture of its products, as well as relevant documentation related to third party components that are integrated into these products. Based upon these examinations, the Company's products appear to be Year 2000 compliant. In order to validate these preliminary findings, to date the Company has completed test procedures on certain of its internally developed products, as well as the associated third party components. The results of these tests do not indicate any instances of non-compliance. To date, the Company has reviewed many of its third party hardware and software applications utilized in its infrastructure and have obtained documentation from the manufacturers certifying Year 2000 compliance.

      The Company completed a substantial portion of its testing procedures and required Year 2000 compliance activities on or prior to December 31, 1998. In the course of its completed evaluations and testing, the Company did not encounter any items that were not Year 2000 compliant. However, the Company is still in the process of completing its remaining testing procedures and compliance activities, as well as obtaining certification from certain significant vendors and strategic partners. Should the Company encounter any items that are not Year 2000 compliant in the course of its remaining evaluation and testing procedures, the Company will take necessary actions to correct the matter. To date, costs incurred in evaluating the Company's Year 2000 compliance activities and corrective actions, where and if required, have not been material. The Company does not believe that future costs required to complete its Year 2000 activities will have a material effect on the Company's business, financial position or results of operations

      The Company generates a significant portion of its revenue from several of its strategic partners and, as a result, revenues could be materially impacted if the Year 2000 issue adversely affects the operations of these partners. Based upon the examination of available information, the Company does not believe that the Year 2000 issue will have a material adverse effect on the operations of its significant strategic partners and customers.

      Notwithstanding the foregoing, there can be no assurance that the Year 2000 compliance activities performed by the Company will adequately identify and test all of the Company's products and critical internal and external systems to ensure Year 2000 compliance. Moreover, there can be no assurance that the systems of the Company's significant vendors, strategic business partners and customers will be Year 2000 compliant which could result in a material adverse effect on the Company. As such, the Company is in the process of developing a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical systems.

FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve a number of risks and uncertainties, including the risks described under "Forward Looking Statements" above as well as elsewhere in this Report and as detailed from time to time in the Company's filings with the Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              NETSPEAK CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE NO.
                                                                                                           --------
         Independent Auditors' Report.......................................................................  25

         Consolidated Balance Sheets as of December 31, 1997 and 1998.......................................  26

         Consolidated Statements of Operations for the years ended December 31, 1996,
         1997 and 1998......................................................................................  27

         Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 1996, 1997 and 1998...................................................................  28

         Consolidated Statements of Cash Flows for the years ended December 31, 1996,
         1997 and 1998......................................................................................  29

         Notes to Consolidated Financial Statements.........................................................  30

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of NetSpeak Corporation:

         We have audited the accompanying consolidated balance sheets of NetSpeak Corporation and subsidiary (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Certified Public Accountants
Fort Lauderdale, Florida

February 4, 1999

                              NETSPEAK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  DECEMBER 31,
                                                                            -----------------------

                                                                              1997           1998
                                                                            --------       --------
ASSETS

Cash and cash equivalents ............................................      $  4,718       $ 34,117
Short-term investments ...............................................        14,336         10,805
Accounts receivable, net of allowances for doubtful accounts of $0 and
$709 at December 31, 1997 and 1998, respectively .....................           898            976
Inventory ............................................................           269            798
Prepaid and other current assets .....................................           252            408
Deferred tax asset....................................................            33             14
                                                                            --------       --------
            Total current assets .....................................        20,506         47,118

Property and equipment, net ..........................................         2,178          3,614
Other assets..........................................................           517            993
                                                                            --------       --------
                                                                            $ 23,201       $ 51,725
                                                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable .....................................................      $    676       $    706
Accrued compensation .................................................           687          1,289
Other accrued expenses ...............................................           474            436
Unearned revenue .....................................................           256          1,610
                                                                            --------       --------
            Total current liabilities ................................         2,093          4,041
                                                                            --------       --------

Commitments and contingencies (Notes 6 and 7) ........................            --             --

Shareholders' equity:
     Preferred stock:  1,000,000 shares of $0.01 par value
         authorized; no shares issued or outstanding
     Common stock: 25,000,000 and 75,000,000 shares of $0.01 par value authorized at December 31, 1997 and 1998,
         respectively; 10,554,721 and 12,750,803 shares issued
         and outstanding at December 31, 1997 and 1998,
         respectively ................................................           106            127
     Additional paid-in capital ......................................        29,590         68,147
     Accumulated other comprehensive income...........................            --             61
     Accumulated deficit .............................................        (8,588)       (20,651)
                                                                            --------       --------
            Total shareholders' equity ...............................        21,108         47,684
                                                                            --------       --------
                                                                            $ 23,201       $ 51,725
                                                                            ========       ========

          See accompanying notes to consolidated financial statements.

                              NETSPEAK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       YEAR ENDED DECEMBER 31,
                                               --------------------------------------
                                                 1996           1997           1998
                                               --------       --------       --------
Net revenues ............................      $    867       $  5,353       $  7,719

Operating expenses:
      Cost of revenues ..................            47            931          1,495
      Research and development ..........         2,256          5,496          9,586
      Sales and marketing ...............           722          2,919          7,678
      General and administrative ........           837          1,631          3,105
                                               --------       --------       --------
                 Total operating expenses         3,862         10,977         21,864

Loss from operations ....................        (2,995)        (5,624)       (14,145)

Interest and other income ...............           172            753          2,500
Other charges ...........................            --             --           (383)
                                               --------       --------       --------
Loss before income taxes ................        (2,823)        (4,871)       (12,028)

Income taxes ............................            43            209             35
                                               --------       --------       --------

Net loss ................................      $ (2,866)      $ (5,080)      $(12,063)
                                               ========       ========       ========

Net loss per share (basic and diluted) ..      $  (0.41)      $  (0.54)      $  (0.98)
                                               ========       ========       ========

Weighted-average shares outstanding .....         7,019          9,396         12,282
                                               ========       ========       ========


          See accompanying notes to consolidated financial statements.

                              NETSPEAK CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                  ACCUMULATED
                                                COMMON STOCK          ADDITIONAL                      OTHER
                                          -----------------------      PAID-IN      ACCUMULATED   COMPREHENSIVE
                                           SHARES         AMOUNT       CAPITAL        DEFICIT       INCOME           TOTAL
                                          ---------      --------     ---------     -----------  --------------    --------
Balance at December 31, 1995 ........         5,450      $     55      $  1,035       $   (642)      $    --       $    448

Issuance of common stock
   and warrants .....................         2,196            22         7,943             --            --          7,965
Exercises of stock options ..........            53            --           132             --            --            132
Net loss ............................            --            --            --         (2,866)           --         (2,866)
                                          ---------      --------      --------       --------       -------       --------
Balance at December 31, 1996 ........         7,699            77         9,110         (3,508)           --          5,679

Issuance of common stock ............         2,400            24        17,985             --            --         18,009
Exercise of warrant .................           453             5         2,486             --            --          2,491
Exercises of stock options ..........             3            --             9             --            --              9
Net loss ............................            --            --            --         (5,080)           --         (5,080)
                                          ---------      --------      --------       --------       -------       --------
Balance at December 31, 1997 ........        10,555           106        29,590         (8,588)          --          21,108

Issuance of common stock ............         1,334            13        36,740             --           --          36,753
Exercise of warrant .................           174             2            (2)            --           --              --
Exercises of stock options ..........           681             6         1,782             --           --           1,788
Stock issuance under employee
   stock purchase plan ..............             7            --            37             --           --              37
Comprehensive income (loss):
  Net loss ..........................            --            --            --        (12,063)          --         (12,063)
  Other comprehensive income ........            --            --            --             --           61              61
                                          ---------      --------      --------       --------      -------        --------
    Total comprehensive income (loss)            --            --            --        (12,063)          61         (12,002)
                                          ---------      --------      --------       --------      -------        --------
Balance at December 31, 1998 ........        12,751      $    127      $ 68,147       $(20,651)     $    61        $ 47,684
                                          =========      ========      ========       ========      =======        ========


          See accompanying notes to consolidated financial statements.

                              NETSPEAK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                         1996           1997           1998
                                                                       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .....................................................      $ (2,866)      $ (5,080)      $(12,063)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation ..............................................           198            609          1,524
      Provision for bad debts ...................................            --             --            815
      Common stock issued for services ..........................            35             66             --
      Deferred taxes ............................................          (182)           149             19
      Changes in assets and liabilities:
           Accounts receivable ..................................          (340)          (558)          (893)
           Inventory ............................................            --           (269)          (529)
           Prepaid and other current assets .....................           (70)          (166)          (156)
           Other assets .........................................          (299)          (192)          (476)
           Accounts payable .....................................            12            584             30
           Accrued compensation .................................            83            604            602
           Other accrued expenses ...............................           154            292            (38)
           Unearned revenue .....................................         2,242         (1,986)         1,354
                                                                       --------       --------       --------
               Net cash used in operating activities ............        (1,033)        (5,947)        (9,811)
                                                                       --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment ........................................        (1,217)        (1,737)        (2,960)
   Purchase of short-term investments ...........................            --        (26,996)       (12,647)
   Maturities and sales of short-term investments ...............            --         12,660         16,239
                                                                       --------       --------       --------
              Net cash (used in) provided by investing activities        (1,217)       (16,073)           632
                                                                       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and warrants ..........         7,930         17,943         36,753
   Proceeds from exercise of warrant ............................            --          2,491             --
   Proceeds from exercise of stock options ......................           132              9          1,788
   Proceeds from issuance of common stock under
      employee stock purchase plan ..............................            --             --             37
                                                                       --------       --------       --------
             Net cash provided by financing activities ..........         8,062         20,443         38,578
                                                                       --------       --------       --------

Net increase (decrease) in cash and cash equivalents ............         5,812         (1,577)        29,399

Cash and cash equivalents, beginning of period ..................           483          6,295          4,718
                                                                       --------       --------       --------

Cash and cash equivalents, end of period ........................      $  6,295       $  4,718       $ 34,117
                                                                       ========       ========       ========

SUPPLEMENTAL INFORMATION:

Cash paid for income taxes ......................................      $    225       $     60       $     16
                                                                       ========       ========       ========


NONCASH INVESTING AND FINANCING ACTIVITIES - SEE NOTE 4.

          See accompanying notes to consolidated financial statements.

                              NETSPEAK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND OPERATIONS - NetSpeak Corporation ("NetSpeak") and its subsidiary, Internet Telephone Company ("ITC"), (collectively, the "Company") develops, markets, licenses, and supports a suite of intelligent software products and solutions, which enable real-time, concurrent interactive voice, video and data transmission over packetized data networks, such as the Internet and local-area and wide-area networks.

      The market for the Company's products and solutions is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of December 31, 1998, the Company had an accumulated deficit of $20.7 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include, but are not limited to, the Company's limited operating history, the Company's ability to develop a recurring revenue stream, the volume of revenues generated from the Company's strategic partners from sales of products incorporating the Company's technology, the Company's ability to attract new partners and develop additional distribution channels for its products and technology, the effectiveness of the Company's sales and marketing activities, the need for ongoing product development in an environment of rapid technological change, the Company's ability to transition from a technology oriented to a product based company, the acceptance of the Company's products in the marketplace, the timing and scope of deployments of the Company's products by customers, technical difficulties with respect to the Company's products or products in development, the emergence of new competitors in the marketplace, the timing of new product announcements and releases by the Company and its competitors, the effect of the Year 2000 issue on customers' purchasing cycles, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the budgeting cycles of potential customers, the uncertainty of the Internet and Internet Protocol ("IP") based networks as a medium for real-time voice and video communications, the uncertainty of future governmental regulation, the Company's ability to manage growth, obtain patent protection, obtain additional funds and general economic conditions. The Company believes that it has adequate capital resources to sustain its operations for a period of at least twelve months.

      CONSOLIDATION - The consolidated financial statements include the accounts of NetSpeak and its wholly-owned subsidiary, ITC. Intercompany transactions and balances have been eliminated in consolidation.

      FINANCIAL INSTRUMENTS - The Company considers all highly liquid interest-earning investments with contractual maturities of three months or less to be cash equivalents. Short-term investments generally mature between three months and three years from the date of purchase. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Short-term investments are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses are reported as a separate component of shareholder's equity. The Company minimizes its credit risk associated with cash equivalents and short-term investments by using high quality credit instruments.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the Consolidated Balance Sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments, which are presented herein have been determined by the Company using available market information. As of December 31, 1997 and 1998, there were no significant differences between cost and fair value of short-term investments.

      INVENTORIES - Inventories are stated at the lower of cost, determined utilizing the first-in, first-out method, or market. Inventories consist primarily of hardware components used in the assembly of integrated systems.

      PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives range from three to five years. Routine repairs and maintenance are expensed as incurred.

      REVENUE RECOGNITION - The Company generates revenues from product licenses and fees for services. Product license revenues are generally recognized upon product shipment, over the license term or upon delivery of permanent authorization codes, provided that no significant post-delivery obligations exist and payment is due within one year. Service revenues include fees for customer maintenance and support and engineering. Service revenues for customer maintenance and support are recognized ratably over the term of the maintenance period, which is typically twelve months. Costs related to customer support are included as a component of sales and marketing. Service revenues for engineering services are generally recognized when the services are performed. Product license and service revenues are recognized upon customer acceptance, if required. Advance payments of product licenses and services are reported as unearned revenue until all conditions for revenue recognition are met.

      In fiscal year 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". The adoption did not have a significant impact on the accompanying consolidated financial statements.

      In December 1998, SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued. SOP 98-9 amends SOP 97-2 to require recognition of revenue using the residual method when certain factors of multiple-element transactions exist. SOP 98-9 also amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist through fiscal years beginning on or before March 15, 1999. The Company will adopt SOP 98-9 for the fiscal year beginning January 1, 2000. The Company does not believe that the adoption will have a material impact on its financial position or results of operations.

      RESEARCH AND DEVELOPMENT COSTS - Research and development expenditures are charged to operations as incurred. SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires research and development costs to be capitalized upon the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. All research and development costs have been expensed as incurred.

      ACCOUNTING FOR STOCK BASED COMPENSATION - The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations (collectively, "APB 25"). The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans.

      INCOME TAXES - Income taxes are provided for based on the treatment prescribed by SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires accounting for income taxes based on the asset and liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting bases of assets and liabilities and net operating loss carryforwards.

      NET LOSS PER SHARE - The Company computes net loss per share under SFAS No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options and warrants to purchase 2,935,000 and 3,284,000 common shares from the weighted-average shares outstanding calculation for the years ended December 31, 1997 and 1998, as their effect was anti-dilutive.

      COMPREHENSIVE INCOME - Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive income is comprised of unrealized gains on investments. The tax benefit or expense, as well as any reclassifications related to components of other comprehensive income were not significant.

      RISKS AND UNCERTANTIES - The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The following factors may have a material adverse effect upon the Company's business, financial condition and results of operations.

       USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       RELIANCE UPON STRATEGIC RELATIONSHIPS - Since its inception, the Company has generated a significant percentage of its revenues through several of its strategic partners and, as a result, is highly dependent upon the sales and marketing activities of these partners for its products.

       TECHNOLOGICAL ADVANCEMENTS AND COMPETITION - The market for the Company's products is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As a result, the timing of demand and market acceptance of the Company's products and technologies is subject to a high degree of uncertainty, causing further uncertainty regarding the Company's ability to obtain a consistent revenue stream in the future.

      RECENT ACCOUNTING PRONOUNCEMENT - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" became effective January 1, 1998. This Statement supercedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" and amends SFAS No. 94, "Consolidation of all Majority-Owned Subsidiaries." This Statement requires annual financial statements and interim reports to disclose information about products and services, geographic areas and major customers based upon the management approach. The management approach requires disclosing financial and descriptive information about an enterprise's reportable segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. At the present time, management does not segregate business activities in order to access performance or make decisions about resources to allocate. As such, no supplemental disclosures are provided.

      RECLASSIFICATIONS - Certain reclassifications to the prior years' Consolidated Financial Statements have been made to conform to the current year presentation.

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments consist of the following:

                                                               DECEMBER 31,
                                                          ---------------------
                                                            1997         1998
                                                          --------     --------
                                                             (in thousands)
U.S. Treasury Notes ................................      $10,150      $10,788
U.S. Government Agencies ...........................        4,168           --
Certificate of Deposit .............................           18           17
                                                          -------      -------
Short-term investments .............................       14,336       10,805
Cash and cash-equivalents ..........................        4,718       34,117
                                                          -------      -------
Cash and cash equivalents and short-term investments      $19,054      $44,922
                                                          =======      =======

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                   DECEMBER 31,
                                              ----------------------
                                                1997          1998
                                              --------      --------
                                                  (in thousands)
Computer equipment .....................      $ 2,420       $ 4,690
Furniture, fixtures and office equipment          416           687
Leasehold improvements .................          155           559
                                              -------       -------
Property and equipment, cost ...........        2,991         5,936
Accumulated depreciation ...............         (813)       (2,322)
                                              -------       -------
Property and equipment, net ............      $ 2,178       $ 3,614
                                              =======       =======


       Depreciation expense during 1996, 1997 and 1998 was, $198,000, $609,000 and $1,524,000, respectively.

4. SHAREHOLDERS' EQUITY

      In the first quarter of 1996, the Company sold 1,204,000 shares of common stock for $2.50 per share in a private placement raising $2,992,000, net of offering costs. In January 1996, the Company issued an option to purchase 250,000 shares of common stock, which expires in January 2003, for $2.50 per share to a consulting firm that assisted the Company with its private placement. The fair value of this option, $271,000, was recorded as a cost of the offering.

      In June 1996, the Company issued 207,679 shares of common stock to Creative Technology Ltd. ("Creative") raising an aggregate of $944,000, net of offering costs. The Company also issued Creative a 21 month warrant to purchase up to an additional 207,679 shares of common stock at a price of $5.05 per share. In 1998, Creative exercised the warrant upon meeting certain predetermined product distribution requirements.

      In August 1996, the Company issued 769,853 shares of common stock and a 72 month warrant to purchase up to an additional 452,855 shares of common stock at a price of $5.50 per share to Motorola, Inc. ("Motorola") raising $3,994,000, net of offering costs.

      On June 3, 1997, the Company closed on the initial public offering of its Common Stock. The Company offered and sold 2,400,000 shares of the common stock at an initial public offering price of $8.75 per share, raising proceeds, net of offering costs, of $17,943,000. Upon consummation of the offering, Motorola exercised a previously granted warrant to purchase 452,855 shares of common stock for $2,491,000.

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

      During 1998, the Company received $1.8 million from the exercise of 681,000 stock options, of which 532,000 were exercised by employees and 149,000 by non-employees.

      The Company has authorized 1,000,000 shares of preferred stock, $0.01 par value. No shares of preferred stock have been issued.

5. STOCK BASED COMPENSATION AND EMPLOYEE STOCK PURCHASE PLAN

      STOCK OPTION PLAN - The Company's 1995 Stock Option Plan (the "Plan") was amended on June 18, 1998 to increase the number of shares reserved for issuance thereunder from an aggregate of 2,700,000 shares to an aggregate of 5,500,000 shares. Under the Plan, the Company may grant stock options to key employees, consultants, officers and directors. The exercise price of each option must not be less than the fair market value of the Company's stock on the date of grant and an option's maximum term is 10 years. Incentive stock options vest equally over three years beginning on the first anniversary date of the grant, while non-statutory options vest over various periods.

      A summary of the status of the Plan as of December 31, 1996, 1997 and 1998, and changes during the periods ended on those dates is presented below:

                                                             PRICE PER SHARE
                                                      -----------------------------
                                                                           WEIGHTED-
                                                                           AVERAGE
                                         SHARES           RANGE             PRICE
                                       ----------     --------------      ---------
                                                            (in thousands)
Outstanding at December 31, 1995...          550      $         1.00      $    1.00
  Granted .........................        1,621        2.50 to 5.50           3.24
  Exercised .......................           53                2.50           2.50
  Canceled ........................          132        1.00 to 2.50           1.36
                                       ---------      --------------      ---------
Outstanding at December 31, 1996...        1,986        1.00 to 5.50           2.76
  Granted .........................          294       5.50 to 26.88          10.71
  Exercised .......................            3                2.50           2.50
  Canceled ........................           39        2.50 to 8.75           6.72
                                       ---------      --------------      ---------
Outstanding at December 31, 1997...        2,238       1.00 to 26.88           3.70
  Granted .........................        1,480       6.94 to 31.81          12.64
  Exercised .......................          532        1.00 to 8.75           2.66
  Canceled ........................          242       2.50 TO 31.81          13.15
                                       ---------      --------------      ---------
Outstanding at December 31, 1998...        2,944      $1.00 to 31.81      $    7.61
                                       =========      ==============      =========

      The following table summarizes information about employee stock options outstanding at December 31, 1998:

                                            OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                             -------------------------------------------------        ------------------------------
                                             WEIGHTED-AVERAGE
                                                REMAINING          WEIGHTED-                             WEIGHTED-
        RANGE OF                               CONTRACTUAL          AVERAGE                               AVERAGE
     EXERCISE PRICE          OUTSTANDING       LIFE (YEARS)     EXERCISE PRICE        EXERCISABLE     EXERCISE PRICE
     --------------          -----------       ------------     --------------        -----------     --------------
                           (in thousands)                                           (in thousands)
  $    1.00 to 2.50            1,198               7.1              $ 2.24              1,142            $ 2.23
      5.05 to 12.50              860               8.9                8.21                228              7.06
    12.63 to $31.81              886               9.4               14.28                 20             19.15
                              ------               ---              ------            -------            ------
  $  1.00 to $31.81            2,944               8.3              $ 7.61              1,390            $ 3.26
                              ======               ===              ======            =======            ======


      The fair value of each employee stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of employee stock options granted in 1996, 1997 and 1998 was $0.83, $4.69 and $6.91, respectively. The following assumptions were used:

                                             DECEMBER 31,
                     ----------------------------------------------------------
                          1996                  1997                  1998
                     --------------        --------------        --------------
Expected life           5 years                5 years               5 years
Interest rate        5.39% - 6.77 %             6.00%                 6.00%
Volatility               0.10%                   60%                   56%
Dividends                 None                  None                  None


      STOCK PURCHASE PLAN - The NetSpeak Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors and approved by the Company's shareholders on June 18, 1998. The ESPP provides for the issuance of a maximum of 400,000 shares of Common Stock to all eligible employees of the Company. To participate in the ESPP, an employee must authorize the Company to deduct an amount not more than 15% of a participant's compensation from his or her pay during six-month periods (each a "Purchase Period"). The exercise price for the Purchase Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Purchase Period. The Company issued 6,578 shares, at $5.58 per share, in 1998 under the ESPP.

      STOCK COMPENSATION PLANS - As of December 31, 1998, the Company has two stock-based compensation plans, which are described above. The Company applies APB 25 in accounting for its plans. Accordingly, no compensation expense has been recognized for options granted under the Plan or for the ESPP. Had compensation expense been determined based upon the fair value at the grant dates for the awards under those plans consistent with the methods prescribed by SFAS No. 123, the Company's net loss and net loss per share, on a pro forma basis, would have been:

                                                        1996            1997           1998
                                                     ---------       ---------       ----------
Proforma net loss (in thousands) ..............      $  (3,123)      $  (5,599)      $  (14,405)
Proforma net loss per share (basic and diluted)      $   (0.44)      $   (0.60)      $    (1.17)

6. COMMITMENTS

      The Company leases its office facility and certain equipment under operating leases with remaining lease terms in excess of one year. Future minimum lease payments as of December 31, 1998 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
               1999..................       $  351
               2000..................          357
               2001..................           60
                                            ------
                                            $  768
                                            ======

      Rent expense for the periods ended December 31, 1996, 1997 and 1998 was approximately $67,000, $168,000 and $346,000, respectively.

      In September 1996, the Company established a 401(k) deferred compensation plan for all employees meeting certain service requirements. The Company matches employee contributions to the plan at its discretion. The Company's contributions during the years ended December 31, 1996, 1997 and 1998 were $0, $19,000 and $37,500, respectively. The administrative costs of the plan are paid by the Company.

      The Company has entered into employment agreements with five officers with base salaries aggregating $985,000 annually. The terms of these agreements are for two years, with renewal provisions.

      The Company has entered into Indemnification Agreements with each of the existing directors and officers, which provides for the maximum indemnification permitted by law.

7. CONTINGENCIES

      LITIGATION - The Company may, from time to time, be involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such actions known to date will not have a material adverse effect on the Company's financial position or results of operations.

      During 1998, certain shareholder litigation was filed against the Company and its senior officers and directors in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County. The purported class action alleges that the Company made false and misleading statements to shareholders in connection with Motorola's partial tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. To date, the Company has filed a Motion to Dismiss, which has not yet been scheduled for hearing. No discovery has taken place, nor is any anticipated prior to the disposition of the Motion to Dismiss. The Company believes that these complaints are without merit and intends to contest the actions vigorously. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

      At present, there are few laws or regulations that specifically address access to or commerce on the Internet. The increasing popularity and use of the Internet, however, enhances the risk that the governments of the United States and other countries in which the Company sells or expects to sell its products will seek to regulate computer telephony and the Internet with respect to, among other things, user privacy, pricing and the characteristics and quality of products and services. The Company is unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on its business, financial condition or results of operations.

      YEAR 2000 (unaudited) - The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, consequently, in the year 2000 such systems may be unable to accurately process certain date-based information. The Company can potentially be affected by this issue in several areas including computer systems and software which are utilized in the Company's infrastructure, the products which the Company develops and sells and the impact of the Year 2000 issue on the Company's significant vendors, strategic business partners and customers.

      The Company's Year 2000 compliance activities include the identification and evaluation of both information technology ("IT") and non-IT systems that are critical to the Company's operations, including systems of its significant vendors, strategic business partners and customers. Additionally, the Company will also evaluate the Year 2000 compliance of all of the products that the Company sells, which include internally developed software and third party computer related components. Evaluation procedures for the Company's critical IT and non-IT systems and products for sale consist of performing Year 2000 test simulations and obtaining Year 2000 compliance documentation for external products and components, as applicable. In order to evaluate Year 2000 compliance for the Company's significant vendors, strategic business partners and customers, the Company obtains published Year 2000 compliance documentation from such entities.

      The Company has examined the architecture of its products, as well as relevant documentation related to third party components that are integrated into these products. Based upon these examinations, the Company's products appear to be Year 2000 compliant. In order to validate these preliminary findings, to date the Company has completed test procedures on certain of its internally developed products, as well as the associated third party components. The results of these tests do not indicate any instances of non-compliance. To date, the Company has reviewed many of its third party hardware and software applications utilized in its infrastructure and have obtained documentation from the manufacturers certifying Year 2000 compliance.

      The Company completed a substantial portion of its testing procedures and required Year 2000 compliance activities on or prior to December 31, 1998. In the course of its completed evaluations and testing, the Company did not encounter any items that were not Year 2000 compliant. However, the Company is still in the process of completing its remaining testing procedures and compliance activities, as well as obtaining certification from certain significant vendors and strategic partners. Should the Company encounter any items that are not Year 2000 compliant in the course of its remaining evaluation and testing procedures, the Company will take necessary actions to correct the matter. To date, costs incurred in evaluating the Company's Year 2000 compliance activities and corrective actions, where and if required, have not been material. The Company does not believe that future costs required to complete its Year 2000 activities will have a material effect on the Company's business, financial position or results of operations

      The Company generates a significant portion of its revenue from several of its strategic partners and, as a result, revenues could be materially impacted if the Year 2000 issue adversely affects the operations of these partners. Based upon the examination of available information, the Company does not believe that the Year 2000 issue will have a material adverse effect on the operations of its significant strategic partners and customers.

      Notwithstanding the foregoing, there can be no assurance that the Year 2000 compliance activities performed by the Company will adequately identify and test all of the Company's products and critical internal and external systems to ensure Year 2000 compliance. Moreover, there can be no assurance that the systems of the Company's significant vendors, strategic business partners and customers will be Year 2000 compliant which could result in a material adverse effect on the Company. As such, the Company is in the process of developing a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical systems.


8. INCOME TAXES

      The Company's provision for income taxes consists of the following:

                                 DECEMBER 31,
                         1996        1997       1998
                        ------      ------     ------
                                 (in thousands)
Current - Foreign       $ 225       $  60      $  16
Deferred - Foreign       (182)        149         19
                        -----       -----      -----
                        $  43       $ 209      $  35
                        =====       =====      =====


      Income taxes were attributable to income taxes paid to the Singapore government related to license fees received pursuant to an agreement with Creative.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases. As of December 31, 1997 and 1998, the Company had deferred tax assets as follows:

                                            DECEMBER 31,
                                      -----------------------
                                        1997           1998
                                      --------       --------
                                          (in thousands)
Deferred tax assets:
Unearned revenue - foreign .....      $     33       $     14
Fixed assets ...................          (126)           483
Other ..........................           140            527
Net operating loss carryforwards         3,083          9,406
Valuation allowance ............        (3,097)       (10,416)
                                      --------       --------
     Net deferred tax asset ....      $     33       $     14
                                      ========       ========

      The valuation allowance has been established to reduce the deferred tax asset to an amount that is more likely than not to be realized, and is based on the uncertainty as to the utilization of the net operating loss carryforwards due to the Company's short operating history and losses to date.

      As of December 31, 1998, the Company had approximately $24,400,000 and $20,200,000 of federal and state net operating loss carryforwards, respectively, available to offset future taxable income; such carryforwards begin to expire in 2009. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. As of December 31, 1998, the effect of such limitations, is not expected to be material.

      The Company's income tax provisions differed from the statutory federal rate of 34.0% as follows:

                                                DECEMBER 31,
                                      --------------------------------
                                        1996        1997        1998
                                      --------    --------    --------
Statutory rate applied to
   earnings before income taxes ...      34.0 %      34.0 %      34.0 %
State rate net of federal benefit         3.6         3.6         3.6
Foreign taxes .....................      (1.5)       (4.3)       (0.3)
Valuation allowance ...............     (37.6)      (37.6)      (37.6)
                                      -------     -------     -------
Income tax provision ..............      (1.5)%      (4.3)%      (0.3)%
                                      =======     =======     =======



9. RELATED PARTY TRANSACTIONS

      On April 22, 1998, Motorola consummated a cash tender offer, acquiring 2,686,470 shares of the Company's Common Stock. The Company incurred $383,000 in other charges as a result of the cash tender offer. Upon consummation of the tender offer, Motorola purchased an additional 35,000 shares of common stock from two officers at the tender offer price. As of December 31, 1998, Motorola owned 30.9% of the total outstanding common shares of the Company.

      During 1998, Motorola accounted for 17% of net revenues. In addition, Creative, a 1.4% shareholder, accounted for 44%, 47% and 8% of net revenues for the years ended December 31, 1996, 1997 and 1998, respectively.


     The Company has advanced an aggregate $500,000 to an officer of the Company, which is evidenced by interest-bearing promissory notes. The Company will forgive one third of the principal amount of the loan, and accrued interest thereon, on the first, second and third anniversary of the related promissory notes, provided that the officer continues to be employed by the Company on such dates. In the event that the officer leaves the Company or is terminated with cause, any unforgiven principal amount of the loan, together with accrued interest thereon, will be payable in full. The Company is providing for a reserve on this loan through a monthly pro-rata charge to compensation expense.

10.      CONCENTRATION RISK

      In addition to Motorola and Creative, the Company had net revenues attributable to individual customers in excess of 10% of total net revenues as follows:


                                    YEAR ENDED DECEMBER 31,
                         ------------------------------------------
                           1996             1997             1998
                         --------         --------         --------
Customer A                  0%               13%              30%
Customer B                  0%               0%               15%

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                         QUARTER ENDED
                       -----------------------------------------------------
                       MARCH 31,     JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                       ---------     ---------   -------------  ------------
                              (in thousands, except per share data)

1997
Net revenues .....      $   904       $ 1,130       $ 1,503       $ 1,816
Operating loss ...         (998)       (1,229)       (1,346)       (2,051)
Net loss .........         (985)       (1,148)       (1,151)       (1,796)
Net loss per share      $ (0.13)      $ (0.13)      $ (0.11)      $ (0.17)

1998
Net revenues .....      $ 2,413       $ 2,930       $   769       $ 1,607
Operating loss ...       (2,339)       (2,826)       (5,105)       (3,875)
Net loss .........       (2,235)       (2,109)       (4,434)       (3,285)
Net loss per share      $ (0.19)      $ (0.17)      $ (0.35)      $ (0.27)

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

         (1)   Consolidated Financial Statements

      Reference is made to the Index to Consolidated Financial Statements included in Part II, Item 8 of this Report.

         (2)   Financial Statement Schedules

         Schedule II - Valuation Accounts

      All other schedules for which provision is made in applicable regulations of the Commission are omitted because they are not applicable or the required information is in the Consolidated Financial Statements or the notes thereto.

         (b)   Exhibits.

                              NETSPEAK CORPORATION

                                   SCHEDULE II
                               VALUATION ACCOUNTS

                                                      CHARGED TO
                                      BEGINNING    SALES & MARKETING                    END OF
                                      OF PERIOD        EXPENSES        WRITE-OFFS       PERIOD
                                      ---------    -----------------   ----------      ---------
1998
Deducted from asset accounts:
  Allowance for doubtful accounts      $ -           $ 814,999         $ 105,999       $ 709,000
                                       ----          ----------        ----------      ---------
                                       $ -           $ 814,999         $ 105,999       $ 709,000
                                       ====          ==========        ==========      =========

EXHIBIT
         NO.                        DESCRIPTION
         ---                        -----------
         3.1     Certificate of Incorporation, as amended.(1)
         3.2     Bylaws.(1)
         4.1     Specimen Certificate of Common Stock.(1)
         4.2 Form of Advisors' Warrant Agreement including Form of Advisors' Warrants.(1)
        10.1     1995 Stock Option Plan, as amended.(1)*
        10.2     Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(1)*
        10.3     Employment Agreement between the Registrant and Stephen R.
                 Cohen.(1)*
        10.4     Employment Agreement between the Registrant and Robert
                 Kennedy.(1)*
        10.5 Employment Agreement between the Registrant and Shane D. Mattaway.(1)*
        10.6     Employment Agreement between the Registrant and John W.
                 Staten.(1)*
        10.7     Employment Agreement between the Registrant and Harvey
                 Kaufman.(1)*
        10.8     Employment Agreement between the Registrant and Steven F.
                 Mills.(1)*
        10.9 Leases relating to premises at 902 Clint Moore Road, Boca Raton, Florida.(1)
        10.10 Common Stock and Warrant Purchase Agreement between the Registrant and Motorola, Inc.(1)
        10.11 Right of First Negotiation Agreement between the Registrant and Motorola, Inc.(1)
        10.12 Common Stock and Warrant Purchase Agreement between the Registrant and Creative Technology, Ltd.(1)
        10.13 Technology Development and Licensing Agreement between the Registrant and Creative Technology, Ltd., as amended.(1)(2)
        10.14 Distributor Agreement between Rockwell International Corporation, Switching Systems Division, and NetSpeak dated January 30, 1997(1)(2)
        10.15 Common Stock Purchase Agreement between the Registrant and ACT Networks, Inc.(1)
        10.16 Technology Development and Licensing Agreement between the Registrant and ACT Networks, Inc.(1)
        10.18    Tender Agreement dated March 18, 1998 between the
                 Registrant and Motorola, Inc. (3) 10.19 Joint Development and License Agreement dated March 18, 1998 between the Registrant and Motorola, Inc.(2)(3)
        10.20    Employment Agreement between the Registrant and Michael R.
                 Rich.(4)*
        21.1     List of Subsidiaries of the Registrant.(1)
        23.2     Consent of Deloitte & Touche LLP, independent auditors.(5)
        27.1     Financial Data Schedule.(5)

         ---------------

         *     Management compensation plan or arrangement
         (1) Previously filed and incorporated by reference to an Exhibit of the same number in the Company's Registration Statement on Form S-1 (File Number 333-22123).
         (2) A request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended has been granted for certain portions of this Exhibit.
         (3) Previously filed and incorporated by reference to an Exhibit in the Registrant's Schedule 14D-9 Solicitation/Accommodation Statement dated March 25, 1998.
         (4) Previously filed and incorporated by reference to an Exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
         (5)   Filed herewith.


         (b)   Reports on Form 8-K:

                 No Current Report on Form 8-K was filed by the Company in the fourth quarter ended December 31,1998.

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


                                         NETSPEAK CORPORATION

                                         By: /s/ STEPHEN R. COHEN
                                             ---------------------------------
                                             Stephen R. Cohen, Chairman of the
                                             Board and Chief Executive Officer

March 31, 1999

      Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date stated.

       SIGNATURE                                    TITLE                              DATE
       ---------                                    -----                              ----
/s/ STEPHEN R. COHEN                  Chairman of the Board and Chief Executive    March 31, 1999
------------------------------        Officer (Principal Executive Officer)
    Stephen R. Cohen

/s/ JOHN W. STATEN                    Chief Financial Officer (Principal           March 31, 1999
------------------------------        Financial and Accounting Officer)
    John W. Staten

/s/ MICHAEL R. RICH                   President, Chief Operating Officer           March 31, 1999
------------------------------        and Director
    Michael R. Rich

/s/ ROBERT KENNEDY                    Vice Chairman                                March 31, 1999
---------------------------
    Robert Kennedy

/s/ RANDALL BATTAT                    Director                                     March 31, 1999
---------------------------
    Randall Battat

/s/ STEPHEN EARHART                   Director                                     March 31, 1999
---------------------------
     Stephen Earhart

/s/ MICHAEL B. GOLDBERG               Director                                     March 31, 1999
---------------------------
    Michael B. Goldberg

/s/ STEVEN D. LEEKE                   Director                                     March 31, 1999
---------------------------
    Steven D. Leeke

/s/ A. JEFFRY ROBINSON                Director                                     March 31, 1999
---------------------------
    A. Jeffry Robinson

/s/ MARTIN SHUM                       Director                                     March 31, 1999
---------------------------
    Martin Shum

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------

23.2                 Consent of Deloitte & Touche LLP, independent auditors.
27.1                 Financial Data Schedule.