Form 10-Q
period 1999-03-31
NETSPEAK CORP
filed 1999-05-17
CIK 1007209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                          SHARES OUTSTANDING AT APRIL 30, 1999
----------------------------              ------------------------------------
Common Stock, $.01 par value                           12,804,305



================================================================================

                              NETSPEAK CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

                                                                        PAGE NO.
                                                                        --------
    Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1998
   and March 31, 1999.......................................................3

Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1999.....................................4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1999.....................................5

Notes to Condensed Consolidated Financial Statements........................6

    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................10

PART II - OTHER INFORMATION
---------------------------

Other Information..........................................................16

Signatures.................................................................17

PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  FINANCIAL STATEMENTS

                              NETSPEAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                        DECEMBER 31,   MARCH 31,
                                                            1998         1999
                                                        ------------   ---------
ASSETS

Cash and cash equivalents                                 $ 34,117     $ 30,137
Short-term investments                                      10,805       10,839
Accounts receivable, net of allowances for doubtful
   accounts of $709 and $970 at December 31, 1998 and
   March 31, 1999, respectively                                976          618
Inventory                                                      798          481
Prepaid and other current assets                               408          333
Deferred tax asset                                              14           10
                                                          --------     --------
          Total current assets                              47,118       42,418

Property and equipment, net                                  3,614        3,332
Other assets                                                   993          886
                                                          --------     --------
                                                          $ 51,725     $ 46,636
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                          $    706     $    458
Accrued compensation                                         1,289        1,203
Other accrued expenses                                         436          448
Unearned revenue                                             1,610          364
                                                          --------     --------
          Total current liabilities                          4,041        2,473
                                                          --------     --------

Commitments and contingencies                                   --           --

Shareholders' equity:
Preferred stock:  1,000,000 shares of $.01 par value
   authorized; no shares issued or outstanding
Common stock:  75,000,000 shares of $.01 par value
    authorized; 12,750,803 and 12,799,305 issued
    and outstanding at December 31, 1998 and
    March 31, 1999, respectively                               127          128
Additional paid-in capital                                  68,147       68,257
Accumulated other comprehensive income (loss)                   61          (18)
Accumulated deficit                                        (20,651)     (24,204)
                                                          --------     --------
          Total shareholders' equity                        47,684       44,163
                                                          --------     --------
                                                          $ 51,725     $ 46,636
                                                          ========     ========


     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               -------------------------
                                                 1998             1999
                                               --------         --------

Net revenues                                   $  2,413         $  1,512

Operating expenses:
    Cost of revenues                                667               93
    Research and development                      1,833            2,400
    Sales and marketing                           1,536            2,297
    General and administrative                      716              798
                                               --------         --------
               Total operating expenses           4,752            5,588

Loss from operations                             (2,339)          (4,076)

Interest and other income                           502              534
Other charges                                      (383)              --
                                               --------         --------

Loss before income taxes                         (2,220)          (3,542)

Income taxes                                         15               11
                                               --------         --------

Net loss                                       $ (2,235)        $ (3,553)
                                               ========         ========

Net loss per share (basic and diluted)         $  (0.19)        $  (0.28)
                                               ========         ========

Weighted-average shares outstanding              11,548           12,770
                                               ========         ========



     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            1998             1999
                                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (2,235)        $ (3,553)
Adjustments to reconcile net loss to net cash
   used in operations:
Depreciation                                                                   247              464
Provision for bad debts                                                         --              262
Deferred taxes                                                                  15                4
Changes in assets and liabilities:
     Accounts receivable, net                                                 (996)              97
     Inventory                                                                  (3)             317
     Prepaid and other current assets                                         (199)              75
     Other assets                                                               87              107
     Accounts payable                                                          467             (249)
     Accrued compensation                                                       48              (86)
     Other accrued expenses                                                    205               12
     Unearned revenue                                                         (135)          (1,246)
                                                                          --------         --------
               Net cash used in operating activities                        (2,499)          (3,796)
                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                         (937)            (182)
Purchase of short-term investments                                          (2,335)          (7,166)
Maturities and sales of short-term investments                               6,371            7,052
                                                                          --------         --------
               Net cash (used in) provided by investing activities           3,099             (296)
                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                  36,753               --
Proceeds from exercises of employee stock options                              956              112
                                                                          --------         --------
               Net cash provided by financing activities                    37,709              112
                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents                        38,309           (3,980)

Cash and cash equivalents, beginning of period                               4,718           34,117
                                                                          --------         --------

Cash and cash equivalents, end of period                                  $ 43,027         $ 30,137
                                                                          ========         ========

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                                $     --         $     --
                                                                          --------         --------

          See accompanying notes to consolidated financial statements.

                              NETSPEAK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    BASIS OF PRESENTATION

      The interim condensed consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1998 and 1999 are unaudited. Such interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's 1998 Form 10-K.

2.    SALES OF COMMON STOCK

      In January 1998, the Company entered into a joint development and equity agreement with Bay Networks, Inc. In conjunction with the agreement, on February 3, 1998, the Company issued 1,334,171 shares of common stock to Bay Networks, Inc., raising $36,753,000, net of offering costs.

      On March 18, 1998, NetSpeak entered into a joint development and a technology license agreement with Motorola, Inc. ("Motorola") which included a $30 million multi-year minimum purchase commitment for the Company's products, subject to certain conditions, of which $27.5 million remains at March 31, 1999. Additionally, the acceptance of a specific technology platform being developed by the Company (the "Platform") was defined in the Motorola contract as the trigger for the minimum purchase commitment. Subsequently, a decision was made to terminate any further development efforts for the Platform in favor of aggressively pursuing the development of the Company's new call management software technology. NetSpeak and Motorola are in discussions regarding replacing the acceptance of the Platform with another triggering event. Although the Company believes that it will be successful in negotiating a new trigger for the minimum commitment, there can be no assurances that the Company will be successful in this effort and, as a result, there exists uncertainty as to the receipt, amount and timing of the remaining minimum commitment from Motorola.

       In conjunction with the agreement, Motorola announced a cash tender offer for 3.0 million shares of the Company's Common Stock at a price of $30.00 per share. On April 22, 1998, Motorola consummated a cash tender offer, acquiring 2,686,470 shares of the Company's Common Stock. The Company incurred $383,000 in other charges as a result of the cash tender offer. Upon consummation of the tender offer, Motorola purchased an additional 35,000 shares of common stock from two officers at the tender offer price. As of March 31, 1999, Motorola owned 30.8% of the total outstanding common shares of the Company.

3.    NET LOSS PER SHARE

      The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options and warrants to purchase 2,532,000 and 3,900,000 common shares from the weighted-average shares outstanding calculation for the three months ended March 31, 1998 and 1999, respectively, as their effect was anti-dilutive.

4.    COMMITMENTS AND CONTINGENCIES

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

      YEAR 2000 - The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, consequently, in the year 2000 such systems may be unable to accurately process certain date-based information. The Company can potentially be affected by this issue in several areas including computer systems and software which are utilized in the Company's infrastructure, the products which the Company develops and sells and the impact of the Year 2000 issue on the Company's significant vendors, strategic business partners and customers.

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

5.    RECENT ACCOUNTING PRONOUNCEMENT

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

6.    TOTAL COMPREHENSIVE LOSS

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ------------------------
                                                    1998            1999
                                                  --------        --------
Net loss                                          $(2,235)        $(3,553)

Adjustment to reconcile net loss to
  total comprehensive loss:


     Unrealized gain (loss) on investments             23             (79)
                                                  -------         -------

Comprehensive loss                                $(2,212)        $(3,632)
                                                  =======         =======

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

INTRODUCTION

      The Company generates revenues from product licenses and fees for services. The principal end-users for the Company's products and solutions are service providers, including traditional and next generation telecommunications carriers, cable companies, business enterprises, original equipment manufacturers ("OEMs") and client software end-users. Product license revenues are generally recognized upon product shipment, over the license term or upon delivery of permanent authorization codes provided that no significant post-delivery obligations and payment is due within one year. Service revenues include fees for customer maintenance and support and engineering. Service revenues for customer maintenance and support are recognized ratably over the term of the maintenance period, which is typically 12 months. Service revenues for engineering services are generally recognized when the services are performed. If customer acceptance is a condition, product license and service revenues are recognized upon such acceptance. Advance payments of product licenses and services are reported as unearned revenue until all conditions for revenue recognition are met. All research and development costs to date have been expensed as incurred.

      Since its inception, the Company has generated a significant percentage of its revenues through several of its strategic partners, principally OEMs, and, as a result, is highly dependent upon the sales and marketing activities of these partners for its products. In an effort to reduce its dependency on its OEM partners, the Company is in the process of transitioning from a technology oriented company, whose sales are heavily dependent on strategic partners, to a product and market focused company. As part of the Company's transition, the Company spent the first quarter of 1999 refining its products to develop prepackaged solutions that meet end-users' requirements with minimal customization efforts. Previously, the Company's development efforts were primarily concentrated on providing its technology to OEM customers for incorporation into their products, which is different than the Company's current objectives. The Company is also expanding its direct sales force and developing an indirect sales channel, which targets value-added resellers and systems integrators that concentrate on the data networking industry.

      The market for the Company's products and solutions is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of March 31, 1999, the Company had an accumulated deficit of $24.2 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include, but are not limited to, those set forth above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Net revenues for the three months ended March 31, 1999 were $1.5 million as compared to $2.4 million for the three months ended March 31, 1998.

      The reduction in net revenues was due to a decrease in sales of integrated gateway systems, which represented 12% of net revenues for the three months ended March 31, 1999 as compared to 66% of net revenues for the three months ended March 31, 1998. Gateway sales primarily consist of integrated "turn-key" systems, where the Company integrates its gateway software with third-party computer hardware and software components. The reduction in gateway sales was offset by an increase in sales of call management software and related client applications, which accounted for 79% of net revenues for the three months ended March 31, 1999 as compared to 15% of net revenues for the three months ended March 31, 1998. The shift in the Company's sales mix was primarily due to the Company's strategic partners purchasing NetSpeak's call management applications for use with their own gateway platforms. The increase in call management application sales was primarily due to commencement of distribution of these products by Motorola. For the three months ended March 31, 1998, the Company's strategic partners primarily purchased call management applications along with NetSpeak's gateway products. The majority of the Company's sales were domestic, although the Company's strategic partners distribute its products internationally.

     Net revenues from consumer sales of the Company's WebPhone client software represented 3% and 6% of net revenues for the three months ended March 31, 1999 and 1998, respectively. The Company anticipates that consumer sales of its WebPhone client software will remain consistent with the three months ended March 31, 1999, as the Company's sales and marketing activities are concentrated on its call management and gateway products.

      In September 1998, the Company shipped $2.3 million in software products, primarily consisting of call management software to Motorola. The Company deferred recognition of the related revenue as a result of certain exchange provisions associated with the order. The exchange provisions entitle Motorola to upgrade and/or exchange the software included in the order for other NetSpeak products for a period of 18 months. In December 1998 and March 1999, the Company recognized $988,000 and $1.1 million, respectively, of this deferred revenue as the exchange provisions were terminated for these portions of the order. The exchange provisions are not applicable to Motorola's remaining $27.5 million multi-year purchase commitment for NetSpeak's products; however, certain other conditions remain applicable. Additionally, the acceptance of a specific technology platform being developed by NetSpeak (the "Platform") was defined in the Motorola contract as the trigger for the minimum purchase commitment. Subsequently, a decision was made to terminate any further development efforts for the Platform in favor of aggressively pursuing the development of the Company's new call management software technology. NetSpeak and Motorola are in discussions regarding replacing the acceptance of the Platform with another triggering event. Although the Company believes that it will be successful in negotiating a new trigger for the minimum commitment, there can be no assurances that NetSpeak will be successful in this effort and, as a result, there exists some uncertainty as to the receipt, amount and timing of the remaining minimum commitment from Motorola.

      For the three months ended March 31, 1999, Motorola accounted for 76% of the Company's net revenues. As the expansion of the Company's sales channel is in process, the Company's revenues are still heavily dependent on its strategic partners. Accordingly, a significant reduction in revenues from the Company's strategic partners in subsequent periods may result in a substantial decrease in net revenues from those generated during the three months ended March 31, 1999.

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

      Cost of revenues for the three months ended March 31, 1999 was $93,000, or 6% of net revenues, as compared to $667,000, or 28% of net revenues, for the three months ended March 31, 1998. The decrease in cost of revenues and cost of revenues as of percentage of net revenues was due to a shift in the Company's sales mix as discussed above. Sales of integrated gateway systems, which are hardware-based products that contain significantly higher costs than software-based products, declined, while sales of call management and client software applications increased. Although sales of integrated gateway systems decreased from the prior year, the Company currently intends to continue marketing and selling integrated gateway systems. However, the market for such products is highly competitive and the ultimate success of the Company's turn-key gateway products is unknown at this time. As a result, the sales mix between integrated systems and software based products may vary significantly from period to period and, as a result, cost of revenues may fluctuate substantially as a percent of net revenues in future periods.

      Research and development expenses for the three months ended March 31, 1999 were $2.4 million as compared to $1.8 million for the three months ended March 31, 1998. The increase in research and development expenses were primarily due to the expansion of the Company's research and development staff, resulting in greater personnel costs and equipment depreciation. All research and development costs have been expensed as incurred. Research and development expenses may increase in future periods in order to perform new product development and enhancements.

     Sales and marketing expenses for the three months ended March 31, 1999 were $2.3 million as compared to $1.5 million for the three months ended March 31, 1998. The increase in sales and marketing expenses was primarily due to the expansion of the Company's sales and marketing staff. The Company also increased its allowance for uncollectible customer accounts due to the change in the Company's customer base as discussed above. The Company anticipates that sales and marketing expenses will increase in future periods as the Company seeks to expand its marketing activities and broaden its sales distribution channels.

      General and administrative expenses for the three months ended March 31, 1999 were $798,000 as compared to $716,000 for the three months ended March 31, 1998. General and administrative expenses were consistent for the three months ended March 31, 1999 and 1998, as the Company's corporate infrastructure was relatively unchanged during this period. General and administrative expenses may increase in future periods due to expansion of the Company's corporate infrastructure.

      Interest and other income for the three months ended March 31, 1999 and 1998 was $534,000 and $502,000, respectively.

      In connection with the expansion of its strategic partnership with Motorola in March 1998, the Company entered into a joint development and technology license agreement with Motorola, which included a $30.0 million multi-year minimum purchase commitment for the Company's products, subject to certain conditions. In conjunction with the agreement, Motorola announced a cash tender offer for 3.0 million shares of the Company's Common Stock at a price of $30.00 per share. On April 22, 1998, Motorola consummated its tender offer, acquiring 2,686,470 shares of the Company's Common Stock. Upon the consummation of the tender offer, Motorola purchased an additional 35,000 shares from two officers at the tender offer price. The Company incurred $383,000 in other charges as a result of the cash tender offer by Motorola. Such expenses were primarily the result of professional fees incurred in connection with the tender offer.

     Income taxes for the three months ended March 31, 1999 and 1998 were $11,000 and $15,000, respectively. Such taxes were primarily the result of income taxes paid to the Singapore government related to license fees received pursuant to agreements with Creative Technology Ltd.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed its operations through sales of equity securities. The Company has raised $65.1 million, net of offering costs, including $47.2 million in sales of private securities and $17.9 million in the Company's initial public offering. As of March 31, 1999, the Company had $41.0 million in cash, cash equivalents and short-term investments. The Company currently does not have any available lines of credit.

     Net cash used in operating activities during the three months ended March 31, 1999 and 1998 was $3.8 million and $2.5 million, respectively. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

     Net cash used in investing activities during the three months ended March 31, 1999 was $296,000. Net cash used in investing activities reflects $114,000 in net purchases of short-term investments and $182,000 primarily related to purchases of computer equipment. Net cash provided by investing activities during the three months ended March 31, 1998 was $3.1 million and reflected $4.0 million in net maturities and sales of short-term investments, which were reinvested in cash equivalents, offset by $937,000 in capital expenditures related primarily to purchases of computer equipment.

     Net cash provided by financing activities during the three months ended March 31, 1999 was $112,000 which consisted of proceeds received from exercises of employee stock options for 48,502 shares of common stock during the period. Net cash provided by financing activities for the three months ended March 31, 1998 was $37.7 million. In January 1998, the Company entered into joint development and stock purchase agreements with Bay Networks. In connection with the stock purchase agreement, the Company issued 1.3 million shares of common stock to Bay Networks for $36.8 million, net of offering costs. The Company also received proceeds of $956,000 from exercises of employee stock options for

400,483 shares of common stock during the months ended March 31, 1998.

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

PART II - OTHER INFORMATION
---------------------------

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


                              NETSPEAK CORPORATION
                              --------------------
                                  (Registrant)





Date:  May 14, 1999             By: /s/ STEPHEN R. COHEN
                                -------------------------------------------
                                Chairman of the Board and Chief Executive
                                Officer (Principal Executive Officer)

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