Form 10-Q
period 1999-06-30
NETSPEAK CORP
filed 1999-08-13
CIK 1007209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________ to___________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                           Shares Outstanding at July 31, 1999
----------------------------            -----------------------------------
Common Stock, $.01 par value                      12,944,121

                              NETSPEAK CORPORATION
                                      INDEX
PART I - FINANCIAL INFORMATION
------------------------------

                                                                 PAGE NO.
                                                                 --------

    Item 1.  Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of December 31, 1998
   and June 30, 1999 .........................................      3

Condensed Consolidated Statements of Operations for the three
   and six months ended June 30, 1998 and 1999 ...............      4

Condensed Consolidated Statements of Cash Flows for the six
   months ended June 30, 1998 and 1999 .......................      5

Notes to Condensed Consolidated Financial Statements .........      6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............     10

PART II - OTHER INFORMATION
---------------------------

Other Information ............................................     16

Signatures ...................................................     17

PART I - FINANCIAL INFORMATION
--------------------------------------------------

         Item 1.  FINANCIAL STATEMENTS

                              NETSPEAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                              DECEMBER 31,    JUNE 30,
                                                                  1998          1999
                                                                --------      --------
ASSETS

Current assets:
    Cash and cash equivalents                                   $ 34,117      $ 27,209
    Short-term investments                                        10,805        10,926
    Accounts receivable, net of allowances for doubtful
       accounts of $709 and $1,249 at December 31, 1998 and
       June 30, 1999, respectively                                   976           809
    Inventory                                                        798           319
    Prepaid and other current assets                                 408           546
    Deferred tax asset                                                14             6
                                                                --------      --------
              Total current assets                                47,118        39,815

Property and equipment, net                                        3,614         2,941
Other assets                                                         993           813
                                                                --------      --------
                                                                $ 51,725      $ 43,569
                                                                ========      ========
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $    706      $    533
    Accrued compensation                                           1,289         1,038
    Other accrued expenses                                           436           440
    Unearned revenue                                               1,610           282
                                                                --------      --------
              Total current liabilities                            4,041         2,293
                                                                --------      --------

Commitments and contingencies                                         --            --

Shareholders' equity:
Preferred stock: 1,000,000 shares of $.01 par value
   authorized; no shares issued or outstanding
Common stock:  75,000,000 shares of $.01 par value
    authorized; 12,750,803 and 12,934,270 issued
    and outstanding at December 31, 1998 and
    June 30, 1999, respectively                                      127           129
Additional paid-in capital                                        68,147        69,130
Accumulated other comprehensive income (loss)                         61           (94)
Accumulated deficit                                              (20,651)      (27,889)
                                                                --------      --------
              Total shareholders' equity                          47,684        41,276
                                                                --------      --------
                                                                $ 51,725      $ 43,569
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                            ----------------------      ----------------------
                                              1998          1999          1998         1999
                                            --------      --------      --------      --------
Net revenues                                $  2,930      $  1,024      $  5,343      $  2,536

Operating expenses:
    Cost of revenues                             569           152         1,236           245
    Research and development                   2,423         1,921         4,256         4,321
    Sales and marketing                        2,012         2,352         3,548         4,649
    General and administrative                   752           750         1,468         1,548
                                            --------      --------      --------      --------
       Total operating expenses                5,756         5,175        10,508        10,763

Loss from operations                          (2,826)       (4,151)       (5,165)       (8,227)

Interest and other income                        729           482         1,231         1,016
Other charges                                     --            --          (383)           --
                                            --------      --------      --------      --------
Loss before income taxes                      (2,097)       (3,669)       (4,317)       (7,211)

Income taxes                                      12            16            27            27
                                            --------      --------      --------      --------

Net loss                                    $ (2,109)     $ (3,685)     $ (4,344)     $ (7,238)
                                            ========      ========      ========      ========

Net loss per share (basic and diluted)      $  (0.17)     $  (0.29)     $  (0.36)     $  (0.57)
                                            ========      ========      ========      ========

Weighted-average shares outstanding           12,437        12,828        11,999        12,808
                                            ========      ========      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               ----------------------
                                                                  1998          1999
                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (4,344)     $ (7,238)
Adjustments to reconcile net loss to net cash
   used in operations:
Depreciation                                                        611           927
Provision for bad debts                                             371           540
Deferred taxes                                                       27             8
Changes in assets and liabilities:
     Accounts receivable                                         (2,194)         (373)
     Inventory                                                     (469)          479
     Prepaid and other current assets                              (277)         (138)
     Other assets                                                  (152)          180
     Accounts payable                                               623          (173)
     Accrued compensation                                           278          (251)
     Other accrued expenses                                         198             4
     Unearned revenue                                                (3)       (1,328)
                                                               --------      --------
        Net cash used in operating activities                    (5,331)       (7,363)
                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                               (2,069)         (254)
Purchase of shortterm investments                                (4,191)       (8,847)
Maturities and sales of shortterm investments                     8,064         8,571
                                                               --------      --------
        Net cash provided by (used in) investing activities       1,804          (530)
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                       36,860            --
Proceeds from issuance of common stock under
   employee stock purchase plan                                      --            90
Proceeds from exercises of employee stock options                 1,096           895
                                                               --------      --------
        Net cash provided by financing activities                37,956           985
                                                               --------      --------
Net increase (decrease) in cash and cash equivalents             34,429        (6,908)

Cash and cash equivalents, beginning of period                    4,718        34,117
                                                               --------      --------
Cash and cash equivalents, end of period                       $ 39,147      $ 27,209
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                              NETSPEAK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1998 and 1999 are unaudited. Such interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's 1998 Form 10-K.

2.   SALES OF COMMON STOCK

      In January 1998, the Company entered into a joint development and equity agreement with Bay Networks, Inc. In conjunction with the agreement, on February 3, 1998, the Company issued 1,334,171 shares of common stock to Bay Networks, Inc., raising $36,753,000, net of offering costs.

      On March 18, 1998, NetSpeak entered into a joint development and a technology license agreement ("agreement") with Motorola, Inc. ("Motorola") which included a $30 million multi-year minimum purchase commitment for the Company's products, subject to certain conditions, of which $27.3 million remains at June 30, 1999. Additionally, the acceptance of a specific technology platform being developed by the Company ("Platform") was defined in the Motorola contract as the milestone for the minimum purchase commitment. Subsequently, a decision was made to terminate any further development efforts for the Platform in favor of aggressively pursuing the development of the Company's new call management software technology. NetSpeak and Motorola are in discussions regarding replacing the acceptance of the Platform with another milestone. Although the Company believes that it will be successful in negotiating a new milestone for the minimum commitment, there can be no assurances that the Company will be successful in this effort and, as a result, there exists uncertainty as to the receipt, amount and timing of the remaining minimum commitment from Motorola.

       In conjunction with the agreement, Motorola announced a cash tender offer for 3.0 million shares of the Company's Common Stock at a price of $30.00 per share. On April 22, 1998, Motorola consummated a cash tender offer, acquiring 2,686,470 shares of the Company's Common Stock. The Company incurred $383,000 in other charges as a result of the cash tender offer. Upon consummation of the tender offer, Motorola purchased an additional 35,000 shares of common stock from two officers at the tender offer price. As of June 30, 1999, Motorola owned 30.5% of the total outstanding common shares of the Company.

3.   NET LOSS PER SHARE

      The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options and warrants to purchase 2,559,045 and 3,297,999 common shares from the weighted-average shares outstanding calculation for the three and six months ended June 30, 1998 and 1999, respectively, as their effect was anti-dilutive.

4.   COMMITMENTS AND CONTINGENCIES

     LITIGATION - The Company may, from time to time, be involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such actions known to date will not have a material adverse effect on the Company's financial position or results of operations.

     During 1998, certain shareholder litigation was filed against the Company and its senior officers and directors in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County. The purported class action alleges that the Company made false and misleading statements to shareholders in connection with Motorola's partial tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. The Company filed a Motion to Dismiss the lawsuit. On July 9, 1999, the Court granted the motion in part, and granted the Plaintiffs leave to amend. A second amended complaint was filed on or about August 6, 1999. The Company believes that these complaints are without merit and intends to contest the actions vigorously. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

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

      The Company has examined the architecture of its products, as well as relevant documentation related to third party components that are integrated into these products. Based upon these examinations, the Company's products appear to be Year 2000 compliant. In order to validate these preliminary findings, to date, the Company has completed test procedures on certain of its internally developed products, as well as the associated third party components. The results of these tests do not indicate any instances of non-compliance. To date, the Company has reviewed many of its third party hardware and software applications utilized in its infrastructure and obtained documentation from the manufacturers certifying Year 2000 compliance.

      The Company completed a substantial portion of its testing procedures and required Year 2000 compliance activities on or prior to December 31, 1998. In the course of its completed evaluations and testing, the Company did not encounter any items that were not Year 2000 compliant. However, the Company is still in the process of completing its remaining testing procedures and compliance activities, as well as obtaining certification from certain significant vendors and strategic partners. Should the Company encounter any items that are not Year 2000 compliant in the course of its remaining evaluation and testing procedures, the Company will take necessary actions to correct the matter. To date, costs incurred in evaluating the Company's Year 2000 compliance activities and corrective actions have not been material. The Company does not believe that future costs required to complete its Year 2000 activities will have a material effect on the Company's business, financial position or results of operations

      The Company generates a significant portion of its revenue from several of its strategic partners and, as a result, revenues could be materially impacted if the Year 2000 issue adversely affects the operations of these partners. Based upon the examination of available information, the Company does not believe that the Year 2000 issue will have a material adverse effect on the operations of its significant strategic partners and customers.

      Notwithstanding the foregoing, there can be no assurance that the Year 2000 compliance activities performed by the Company will adequately identify and test all of the Company's products and critical internal and external systems to ensure Year 2000 compliance. Moreover, there can be no assurance that the systems of the Company's significant vendors, strategic business partners and customers will be Year 2000 compliant. Such non-compliance could result in a material adverse effect on the Company. As such, the Company is in the process of developing a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical systems.

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

6.       TOTAL COMPREHENSIVE LOSS

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                               --------------------      --------------------
                                                 1998         1999         1998         1999
                                               -------      -------      -------      -------
Net loss                                       $(2,109)     $(3,685)     $(4,344)     $(7,238)

Adjustment to reconcile net loss to
  total comprehensive loss:

     Unrealized gain (loss) on investments           4          (76)          27         (155)
                                               -------      -------      -------      -------

Comprehensive loss                             $(2,105)     $(3,761)     $(4,317)     $(7,393)
                                               =======      =======      =======      =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      NetSpeak Corporation ("NetSpeak" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. The forward-looking statements are based on management's beliefs as well as on a number of assumptions concerning future events. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's limited operating history, the Company's need to develop a recurring revenue stream, the Company's ability to transition from a technology oriented to a product based company, the acceptance of the Company's products in the marketplace, dependence on strategic partners, the Company's need to develop additional distribution channels for its products and technology, the effectiveness of the Company's sales and marketing activities, the timing and scope of deployments of the Company's products by customers, the need for ongoing product development in an environment of rapid technological change, technical difficulties with respect to the Company's products or products in development, the emergence of new competitors in the marketplace, the timing of new product announcements and releases by the Company and its competitors, the effect of the Year 2000 issue on customers' purchasing cycles, the uncertainty of future governmental regulation, the uncertainty of the Internet and Internet Protocol ("IP") based networks as a medium for real-time voice and video communications, the Company's ability to manage growth, obtain patent protection, obtain additional funds, general economic conditions and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission.

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

      Since its inception, the Company has generated a significant percentage of its revenues through several of its strategic partners and, as a result, is highly dependent upon the sales and marketing activities of these partners for its products. In an effort to reduce its dependency on its OEM partners, the Company is in the process of transitioning itself from a technology-oriented company, whose sales are heavily dependent on strategic partners, to a product and market focused company. As part of the Company's transition, the Company spent the majority of the first half of 1999 refining its products to offer prepackaged solutions that meet end-users' requirements with minimal customization. Previously, the

Company's development efforts were primarily concentrated on providing its technology to OEM customers for incorporation into their products, which is different than the Company's current objectives. The Company is also expanding its direct sales force and developing an indirect sales channel, which targets value-added resellers and systems integrators that concentrate on the data networking industry.

      The market for the Company's products and solutions is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of June 30, 1999, the Company had an accumulated deficit of $27.9 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include, but are not limited to, those set forth above.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Net revenues for the three months ended June 30, 1999 were $1.0 million as compared to $2.9 million for the three months ended June 30, 1998. Net revenues for the six months ended June 30, 1999 and 1998 were $2.5 million and $5.3 million, respectively.

      The reduction in net revenues was due to a decrease in sales of integrated gateway systems and call management applications during 1999. As discussed above, the Company is in the process of transitioning from its previous technology oriented strategy to a product and market focused strategy. As a result of this transition, the Company spent the first six months of 1999 refining its product offerings to more effectively address the broader market. During this period, the Company experienced a reduction in sales to its prior OEM customers, which primarily accounted for the decline in net revenues during 1999.

      Sales of gateway systems for the three months ended June 30, 1999 and 1998 represented 24% and 39% of net revenues, respectively, and 16% and 51% for the six months ended June 30, 1999 and 1998, respectively. Gateway sales primarily consist of integrated systems, where the Company combines its gateway software with third-party computer hardware and software components. The reduction in gateway sales as a percentage of total sales was primarily due to the Company's strategic partners purchasing NetSpeak's call management applications for use with their own gateway platforms.

      Sales of call management software and related client applications for the three months ended June 30, 1999 and 1998 accounted for 42% and 50% of net revenues, respectively, and 64% and 34% of net revenues for the six months ended June 30, 1999 and 1998, respectively.

      Professional services revenues represented 20% and 8% of net revenues for the three and six months ended June 30, 1999, respectively. The Company did not have any professional services revenues for the comparable periods in 1998.

     Net revenues from consumer sales of the Company's WebPhone client software represented 3% and 4% of net revenues for the three months ended June 30, 1999 and 1998, respectively, and 3% and 6% of net revenues for the six months ended June 30, 1999 and 1998, respectively. The Company anticipates that consumer sales of its WebPhone client software will remain consistent with the current period, as the Company's sales and marketing activities are concentrated on its call management and gateway products.

      The majority of the Company's sales were domestic, although the Company's strategic partners distribute its products internationally.

      As of June 30, 1999, Motorola had a remaining multi-year purchase commitment of $27.3 million, which is subject to certain conditions. Additionally, the acceptance of a specific technology platform being developed by NetSpeak ("Platform") was defined in the Motorola contract as the milestone for the minimum purchase commitment. Subsequently, a decision was made to terminate any further development efforts for the Platform in favor of aggressively pursuing the development of the Company's new call management software technology. NetSpeak and Motorola are in discussions regarding replacing the acceptance of the Platform with another milestone. Although the Company believes that it will be successful in negotiating a new milestone for the minimum commitment, there can be no assurances that NetSpeak will be successful in this effort and, as a result, there exists some uncertainty as to the receipt, amount and timing of the remaining minimum commitment from Motorola.

      For the three and six months ended June 30, 1999, Motorola accounted for 26% and 56% of the Company's net revenues. The Company is in the process of expanding its sales channels and diversifying its customer base. As this process is ongoing the Company's revenues are still dependent on its strategic partners, including Motorola. As a result, a substantial reduction in revenues from the Company's strategic partners may result in a significant decline in net revenues from the three months ended June 30, 1999.

      As part of the Company's efforts to broaden its product distribution and diversify its customer base, the Company began selling products to smaller, less established enterprises. These less established customers have not demonstrated the historical operating results nor do they possess the financial resources as many of the Company's strategic partners and, accordingly, the Company has credit risk exposure. Additionally, the Company's sales and receivables are also currently concentrated into a small number of customers.

      Cost of revenues for the three months ended June 30, 1999 was $152,000, or 15% of net revenues, as compared to $569,000, or 19% of net revenues, for the three months ended June 30, 1998. Cost of revenues for the six months ended June 30, 1999 and 1998 were $245,000, or 10% of net revenues, and $1.2 million, or 23% of net revenues, respectively. The decrease in cost of revenues as a percentage of net revenues was due to the decline of integrated gateway system sales as a percentage of the Company's sales mix. Gateway systems represent hardware-based products that contain significantly higher costs than the Company's software-based products. In connection with its transition in strategy the Company is placing increased emphasis on its call management applications, although the Company currently intends to continue marketing and selling integrated gateway systems. However, the market for such products is highly competitive and the ultimate success of the Company's turnkey gateway products is unknown at this time. As a result, the sales mix between integrated systems and software-based products may vary significantly from period to period and, as such, cost of revenues may fluctuate substantially as a percent of net revenues in future periods.

      Research and development expenses for the three months ended June 30, 1999 were $1.9 million as compared to $2.4 million for the three months ended June 30, 1998. Research and development expenses for the six months ended June 30, 1999 and 1998 were $4.3 million in each period. In accordance with the Company's objective of transitioning NetSpeak to a product and market focus, the Company concentrated its development efforts on its call management solutions. Accordingly, certain of the Company's engineering programs were prioritized and some projects were eliminated. This resulted in lower personnel costs due to a reduction in the Company's engineering staff as well as lower costs of development hardware and software. All research and development costs have been expensed as incurred. The Company anticipates that research and development expenses will increase in future periods in order to perform new product development and enhancements.

     Sales and marketing expenses for the three months ended June 30, 1999 were $2.4 million as compared to $2.0 million for the three months ended June 30, 1998. Sales and marketing expenses for the six months ended June 30, 1999 and 1998 were $4.6 million and $3.5 million, respectively. As part of the Company's transition to a product and market focus, the Company expanded its sales and marketing staff in 1999 in order to develop more diversified sales channels. The Company anticipates that sales and marketing expenses will increase in future periods as the Company intends to continue concentrating on the broadening of its distribution channels and expanding its marketing activities.

      General and administrative expenses for the three months ended June 30, 1999 were $750,000 as compared to $752,000 for the three months ended June 30, 1998. General and administrative expenses for the six months ended June 30, 1999 and 1998 were $1.5 million in each period. General and administrative expenses have remained
consistent, as the Company's corporate infrastructure was relatively unchanged during this period. General and administrative expenses may increase in future periods due to expansion of the Company's corporate infrastructure.

     Interest and other income for the three months ended June 30, 1999 and 1998 was $482,000 and $729,000, respectively. Interest and other income for the six months ended June 30, 1999 and 1998 was $1.0 million and $1.2 million, respectively. The reduction in interest and other income for the three months ended June 30, 1999 was due to lower average cash and short-term investment balances during the second quarter of 1999.

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

     Income taxes for the three months ended June 30, 1999 and 1998 were $16,000 and $12,000, respectively. Income taxes for the six months ended June 30, 1999 and 1998 were $27,000 in each period. Such taxes were primarily the result of foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed its operations through sales of equity securities. The Company has raised $65.1 million, net of offering costs, including $47.2 million in sales of private securities and $17.9 million in the Company's initial public offering. As of June 30, 1999, the Company had $38.1 million in cash, cash equivalents and short-term investments. The Company currently does not have any available lines of credit.

     Net cash used in operating activities during the six months ended June 30, 1999 and 1998 was $7.4 million and $5.3 million, respectively. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

     Net cash used in investing activities during the six months ended June 30, 1999 was $530,000. Net cash used in investing activities reflects $276,000 in net purchases of short-term investments and $254,000 related to purchases of computer equipment. Net cash provided by investing activities during the six months ended June 30, 1998 was $1.8 million and reflected $3.9 million in net maturities and sales of short-term investments, which were reinvested in cash equivalents, offset by $2.1 million in capital expenditures primarily due to purchases of computer equipment.

     Net cash provided by financing activities during the six months ended June 30, 1999 was $985,000. The proceeds during the quarter were due to the exercises of employee stock options for 183,000 shares of common stock and the issuance of 9,900 shares of common stock under the Company's Employee Stock Purchase Plan. Net cash provided by financing activities for the six months ended June 30, 1998 was $38.0 million. In January 1998, the Company entered into joint development and stock purchase agreements with Bay Networks. In connection with the stock purchase agreement, the Company issued 1.3 million shares of common stock to Bay Networks for $36.8 million, net of offering costs. The Company also received proceeds of $1.1 million from exercises of employee stock options for 442,000 shares of common stock during the six months ended June 30, 1998.

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

      The Company has examined the architecture of its products, as well as relevant documentation related to third party components that are integrated into these products. Based upon these examinations, the Company's products appear to be Year 2000 compliant. In order to validate these preliminary findings, to date, the Company has completed test procedures on certain of its internally developed products, as well as the associated third party components. The results of these tests do not indicate any instances of non-compliance. To date, the Company has reviewed many of its third party hardware and software applications utilized in its infrastructure and obtained documentation from the manufacturers certifying Year 2000 compliance.

      The Company completed a substantial portion of its testing procedures and required Year 2000 compliance activities on or prior to December 31, 1998. In the course of its completed evaluations and testing, the Company did not encounter any items that were not Year 2000 compliant. However, the Company is still in the process of completing its remaining testing procedures and compliance activities, as well as obtaining certification from certain significant vendors and strategic partners. Should the Company encounter any items that are not Year 2000 compliant in the course of its remaining evaluation and testing procedures, the Company will take necessary actions to correct the matter. To date, costs incurred in evaluating the Company's Year 2000 compliance activities and corrective actions have not been material. The Company does not believe that future costs required to complete its Year 2000 activities will have a material effect on the Company's business, financial position or results of operations

      The Company generates a significant portion of its revenue from several of its strategic partners and, as a result, revenues could be materially impacted if the Year 2000 issue adversely affects the operations of these partners. Based upon the examination of available information, the Company does not believe that the Year 2000 issue will have a material adverse effect on the operations of its significant strategic partners and customers.

      Notwithstanding the foregoing, there can be no assurance that the Year 2000 compliance activities performed by the Company will adequately identify and test all of the Company's products and critical internal and external systems to ensure Year 2000 compliance. Moreover, there can be no assurance that the systems of the Company's significant vendors, strategic business partners and customers will be Year 2000 compliant. Such non-compliance could result in a material adverse effect on the Company. As such, the Company is in the process of developing a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical systems.

PART II - OTHER INFORMATION
---------------------------
Item 4.   Submission of Matters to a Vote of Shareholders

     (a) The Annual Meeting of Company's shareholders was held on May 20, 1999 (the "Meeting").

     (b)  Not applicable

     (c)  At the Meeting, the following matters were voted upon:

          (i)  Election of directors

               The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

                      NAME                   FOR            WITHHOLD AUTHORITY
               ------------------         ---------         ------------------
               Stephen R. Cohen           9,890,578               88,556
               Rober A. Kennedy           9,890,678               88,456
               Michael R. Rich            9,890,578               88,556
               John W. Staten             9,890,578               88,556
               Stephen P. Earhart         9,890,678               88,456
               Michael B. Goldberg        9,890,578               88,556
               A. Jeffry Robinson         9,890,678               88,456
               Martin Shum                9,890,578               88,556

          (ii) Ratification and approval of the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1999.

               With respect to the foregoing matter 9,939,753 shares voted in favor, 22,271 shares voted against, 17,110 shares abstained and there were no broker non-votes.

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

                              NETSPEAK CORPORATION
                              --------------------
                                  (Registrant)



Date:  August 13, 1999         By: /s/ Stephen R. Cohen
                               -------------------------------------------------
                               Chairman of the Board and Chief Executive
                               Officer (Principal Executive Officer)


                               By: /s/ John W. Staten
                               -------------------------------------------------
                               Chief Financial Officer (Principal Financial
                               and Accounting Officer)

                                 EXHIBIT INDEX
EXHIBIT     DESCRIPTION
-------     -----------
27          Financial Data Schedule