Form 10-Q
period 1999-09-30
NETSPEAK CORP
filed 1999-11-09
CIK 1007209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from     to     .

Commission File Number 0-22521

                              NETSPEAK CORPORATION
                            (Exact Name of Registrant
                          as Specified in Its Charter)

         Florida                                              65-0627616
(State or Other Jurisdiction of                            (I.R.S.Employer
 Incorporation or Organization)                           Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Shares Outstanding at October 31, 1999
----------------------------              --------------------------------------
Common Stock, $.01 par value                             12,951,970

================================================================================

                              NETSPEAK CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

                                                                        Page No.
                                                                        --------
Item 1. Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets as of December 31, 1998
         and September 30, 1999 ............................................. 3

     Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1999 .................. 4

     Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1999............................ 5

     Notes to Condensed Consolidated Financial Statements.....................6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 10

PART II - OTHER INFORMATION
---------------------------

Other

Information.................................................................. 16

Signatures....................................................................17

PART I - FINANCIAL INFORMATION
------------------------------

         Item 1. FINANCIAL STATEMENTS

                              NETSPEAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                               December 31, September 30,
                                                   1998         1999
                                               ----------   -------------
ASSETS

Current assets:
  Cash and cash equivalents                       $ 34,117      $ 24,175
  Short-term investments                            10,805        10,954
  Accounts receivable, net of allowances for
   doubtful accounts of $709 and $1,147 at
   December 31, 1998 and September 30, 1999,
   respectively                                        976         2,461
Inventory                                              798           205
Prepaid and other currents assets                      422           468
                                                  --------      --------
     Total current assets                           47,118        38,263

Property and equipment, net                          3,614         2,612
Other assets                                           993           900
                                                  --------      --------
                                                  $ 51,725      $ 41,775
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $    706      $    694
  Accrued compensation                               1,289         1,149
  Other accrued expenses                               436           631
  Unearned revenue                                   1,610           455
                                                  --------      --------
     Total current liabilities                       4,041         2,929
                                                  ========      ========

Commitments and contingencies                            --            --

Shareholders' equity:
Preferred stock 1,000,000 shares of
  $.01 par value authorized, no shares
  issued or outstanding
Common stock 75,000,000 shares of $.01 par
  value authorized, 12,750,803 and 12,951,970
  issued and outstanding at December 31,
  1998 and September 30, 1999, respectively            127           130
Additional paid-in capital                          68,147        69,181
Accumulated other comprehensive income (loss)           61           (61)
Accumulated deficit                                (20,651)      (30,404)
                                                  --------      --------
     Total shareholder's equity                     47,684        38,846
                                                  --------      --------
                                                  $ 51,725      $ 41,775
                                                  ========      ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                             Three months ended           Nine months ended
                                               September 30,                September 30,
                                              1998        1999          1998           1999
                                           --------      --------      --------      --------
Net revenues                               $    769      $  2,016      $  6,112      $  4,552

Operating expenses:
  Cost of revenues                              176           185         1,412           430
  Research and development                    2,947         1,878         7,203         6,200
  Sales and marketing                         1,932         2,103         5,480         6,751
  General and administrative                    819           783         2,287         2,331
                                           --------      --------      --------      --------
     Total operating expenses                 5,874         4,949        16,382        15,712

Loss from operations                         (5,105)       (2,933)     $(10,270)     $(11,160)

Interest and other income                       675           422         1,906         1,438
Other charges                                    --            --          (383)           --
                                           --------      --------      --------      --------
Loss before income taxes                     (4,430)       (2,511)     $ (8,747)     $ (9,722)

Income taxes                                      4             4            30            31
                                           --------      --------      --------      --------
Net loss                                   $(4,434)      $(2,515)      $ (8,777)     $ (9,753)
                                           --------      --------      --------      --------
Net loss per share (basic and diluted)      $(0.35)       $(0.19)       $(0.72)       $(0.76)
                                           --------      --------      --------      --------
Weighted-average shares outstanding          12,541        12,947        12,182        12,866
                                           --------      --------      --------      --------

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                Nine months ended
                                                                   September 30,
                                                              ---------------------
                                                               1998           1999
                                                             --------      ---------
CLASS FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $ (8,777)     $ (9,753)
Adjustments to reconcile net loss to net cash
  used in operations:
Depreciation                                                    1,055         1,401
Provision for bad debts                                           516           540
Deferred taxes                                                     30            11
Changes in assets and liabilities:
  Accounts receivable                                          (4,424)       (2,025)
  Inventory                                                      (731)          593
  Prepaid and other current assets                               (256)          (57)
  Other assets                                                   (178)           93
  Accounts payable                                                472           (12)
  Accrued compensation                                            668          (140)
  Other accrued expenses                                           63           195
  Unearned revenue                                              2,196        (1,155)
                                                             --------      --------
     Net cash used in operating activities                     (9,366)      (10,309)
                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                             (2,881)         (399)
Purchase of short-term investments                             (9,788)      (10,768)
Maturities and sales of short-term investments                 13,468        10,497
                                                             --------      --------
     Net cash provided by (used in) investing activities          799          (670)
                                                             --------      --------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
Net proceeds from issuance of common stock                     36,753            --
Proceeds from issuance of common stock under
  employee stock purchases plan                                    --            90
Proceeds from exercises of employee stock options               1,266           947
                                                             --------      --------
     Net cash provided by financing activities                 38,019         1,037
                                                             --------      --------

Net increase (decrease) in cash and cash equivalents           29,452        (9,942)

Cash and cash equivalents, beginning of period                  4,718        34,117
                                                             --------      --------
Cash and cash equivalents, end of period                     $ 34,170      $ 24,175
                                                             --------      --------

          See accompanying notes to consolidated financial statements.

                              NETSPEAK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

         The interim condensed consolidated financial statements of NetSpeak Corporation (the "Company") as of September 30, 1999 and for the three and nine months ended September 30, 1998 and 1999 are unaudited. Such interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's 1998 Form 10-K.

2. SALES OF COMMON STOCK

         In January 1998, the Company entered into a joint development and equity agreement with Bay Networks, Inc. In conjunction with the agreement, on February 3, 1998, the Company issued 1,334,171 shares of common stock to Bay Networks, Inc., raising $36,753,000, net of offering costs.

         On March 18, 1998, NetSpeak entered into a joint development and a technology license agreement ("Agreement") with Motorola, Inc. ("Motorola"), which included a $30 million multi-year minimum purchase commitment for the Company's products, subject to certain conditions. Additionally, the acceptance of a specific technology platform (the "Platform") being developed by the Company was defined in the Motorola contract as the milestone for the minimum purchase commitment. Subsequently, a decision was made to terminate any further development efforts for the Platform in favor of aggressively pursuing the development of the Company's call management software technology. In September 1999, the Company and Motorola amended the Agreement. As part of the amendment, the acceptance of the Platform, which triggered the purchase commitment, and other conditions regarding the receipt of the commitment were eliminated. In addition, Motorola relinquished its exclusive right to use the Company's technology in the cable and wireless markets. In exchange, Motorola's remaining purchase commitment was reduced from $27.3 million at September 16, 1999 to $14.0 million. The amended purchase commitment will be payable quarterly and will terminate in December 2001. As of September 30, 1999, Motorola's remaining purchase commitment was $12.7 million.

         In conjunction with the original agreement, in March 1998 Motorola commenced a cash tender offer for 3.0 million shares of the Company's Common Stock at a price of $30.00 per share. On April 22, 1998, Motorola consummated the tender offer, acquiring 2,686,470 shares of the Company's Common Stock. The Company incurred $383,000 in other charges as a result of the cash tender offer. Upon consummation of the tender offer, Motorola purchased an additional 35,000 shares of common stock from two officers at the tender offer price. As of September 30, 1999, Motorola owned 30.5% of the total outstanding common stock of the Company.

3. NET LOSS PER SHARE

         The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options and warrants to purchase 3,191,497 and 3,707,256 common shares from the weighted-average shares outstanding calculation for the three and nine months ended September 30, 1998 and 1999, respectively, as their effect was anti-dilutive.

4. COMMITMENTS AND CONTINGENCIES

         LITIGATION - The Company may, from time to time, be involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such actions known to date will not have a material adverse effect on the Company's financial position or results of operations.

         During 1998, certain shareholder litigation was filed against the Company and its senior officers and directors in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County. The purported class action alleges that the Company made false and misleading statements to shareholders in connection with Motorola's partial tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. The Company filed a Motion to Dismiss the lawsuit. On July 9, 1999, the Court granted the Motion in part, and granted the Plaintiffs leave to amend. A second amended complaint was filed on or about August 6, 1999. The Company filed a motion to dismiss the second amended complaint on September 13, 1999. That motion remains pending before the Court. The Company believes that these complaints are without merit and intends to contest the actions vigorously. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

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

         The Company has examined the architecture of its products, as well as relevant documentation related to third party components that are integrated into these products. Based upon these examinations, the Company's products appear to be Year 2000 compliant. In order to validate these findings, the Company performed test procedures on its internally developed products, as well as the associated third party components. The results of these tests do not indicate any instances of non-compliance. Additionally, the Company also reviewed its third party hardware and software applications utilized in its infrastructure and obtained documentation from the manufacturers certifying Year 2000 compliance.

         The Company has completed its testing procedures and required Year 2000 compliance activities. In the course of its completed evaluations and testing, the Company did not encounter any items that were not Year 2000 compliant. To date, costs incurred in evaluating the Company's Year 2000 compliance activities and corrective actions have not been material. The Company does not believe that future costs required to complete its Year 2000 activities will have a material effect on the Company's business, financial position or results of operations

         The Company generates a significant portion of its revenue from several of its strategic partners and, as a result, revenues could be materially impacted if the Year 2000 issue adversely affects the operations of these partners. Based upon the examination of available information, the Company does not believe that the Year 2000 issue will have a material adverse effect on the operations of its significant strategic partners and customers.

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

5. RECENT ACCOUNTING PRONOUNCEMENT

         In December 1998, Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued. SOP 98-9 amends SOP 97-2, to require recognition of revenue using the residual method when certain factors of multiple-element transactions exist. SOP 98-9 also amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2, which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist through fiscal years beginning on or before March 15, 1999. The Company will adopt SOP 98-9 for the fiscal year beginning January 1, 2000 and does not believe that the adoption will have a material impact on the financial position or results of operations of the Company.

6. TOTAL COMPREHENSIVE LOSS

                                             Three months ended         Nine months ended
                                               September 30,             September 30,
                                              1998       1999         1998          1999
                                           --------     --------     --------     --------

Net loss                                   $(4,434)     $(2,515)     ($8,777)     $(9,753)

Adjustment to reconcile net loss to
  total comprehensive loss:

    Unrealized gain (loss) on investments      116          (33)         143         (122)
                                           -------      -------      -------      -------
Comprehensive loss                         $(4,318)     $(2,548)     $(8,634)     $(9,875)
                                           =======      =======      =======      =======


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NetSpeak Corporation (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. The forward-looking statements are based on management's beliefs as well as on a number of assumptions concerning future events. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's limited operating history, the Company's need to develop a recurring revenue stream, the Company's ability to transition from a technology oriented to a product based company, the acceptance of the Company's products in the marketplace, dependence on strategic partners, the Company's need to develop additional distribution channels for its products and technology, the effectiveness of the Company's sales and marketing activities, the timing and scope of customer deployments, the need for ongoing product development in an environment of rapid technological change, technical difficulties with respect to the Company's products or products in development, the emergence of new competitors in the marketplace, the timing of new product announcements and releases by the Company and its competitors, the effect of the Year 2000 issue on customers' purchasing cycles, the uncertainty of future governmental regulation, the uncertainty of the Internet and Internet Protocol ("IP") based networks as a medium for real-time voice and video communications, the Company's ability to manage growth, obtain patent protection, obtain additional funds, general economic conditions and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission.

INTRODUCTION

         The Company generates revenues from product licenses and fees for services. The principal end-users for the Company's products and solutions are service providers, including traditional and next generation telecommunications carriers, cable companies, value-added resellers, business enterprises, original equipment manufacturers ("OEMs") and client software end-users. Product license revenues are generally recognized upon product shipment, over the license term or upon delivery of permanent authorization codes provided that no significant post-delivery obligations and payment is due within one year. Service revenues include fees for customer maintenance and support and professional engineering and marketing services. Service revenues for customer maintenance and support are recognized ratably over the term of the maintenance period, which is typically 12 months. Professional service revenues are generally recognized when the services are performed. If customer acceptance is a condition, product license and service revenues are recognized upon such acceptance. Advance payments of product licenses and services are reported as unearned revenue until all conditions for revenue recognition are met. All research and development costs to date have been expensed as incurred.

         Since its inception, the Company has generated a significant percentage of its revenues through several of its strategic partners and, as a result, is highly dependent upon the sales and marketing activities of these partners for its products. In an effort to reduce its dependency on its OEM partners, the Company is in the process of transitioning itself from a technology-oriented company, whose sales are heavily dependent on strategic partners, to a product and market focused company. As part of its transition, the Company has spent the majority of 1999 refining its product strategy, to offer customers prepackaged solutions that meet end-users' requirements with minimal customization, as opposed to providing its technology to OEM customers for incorporation into their products. The Company is also expanding its direct sales force and developing an indirect sales channel, which targets value-added resellers and systems integrators that concentrate on the data networking industry.

         The market for the Company's products and solutions is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of September 30, 1999, the Company had an accumulated deficit of $30.4 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include, but are not limited to, those set forth above.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Net revenues for the three months ended September 30, 1999 were $2.0 million as compared to $769,000 for the three months ended September 30, 1998. Net revenues for the nine months ended September 30, 1999 and 1998 were $4.6 million and $6.1 million, respectively.

         As discussed above, the Company is in the process of transitioning from a technology oriented strategy to a product and market focused strategy. The Company has spent much of 1999 refining its call management and gateway product offerings to more effectively address the broader market. As a result, the Company experienced a reduction in sales to its prior OEM customers during the first half of 1999 as compared to 1998. The first phase of the Company's product transition was completed during the three months ended September 30, 1999, and the Company began shipping its new product line during this period, which resulted in an increase in net revenues from the three months ended September 30, 1998.

         Sales of call management software products and related client licenses for the three months ended September 30, 1999 and 1998 accounted for 70% and 11% of net revenues, respectively, and 66% and 32% of net revenues for the nine months ended September 30, 1999 and 1998, respectively.

         Sales of gateway systems for the three months ended September 30, 1999 and 1998 represented 9% and 54% of net revenues, respectively, and 13% and 51% for the nine months ended September 30, 1999 and 1998, respectively. Gateway sales primarily consist of integrated systems, where the Company combines its gateway software with third-party computer hardware and software components.

         The shift in the Company's sales mix from gateway systems to call management products is consistent with the Company's market focused strategy of obtaining interoperability between its call management products and leading third party gateway platforms. Accordingly during 1999, the Company's strategic partners purchased NetSpeak's call management products for use with their own gateway platforms.

         Professional services revenues represented 15% and 11% of net revenues for the three and nine months ended September 30, 1999, respectively as compared to 13% and 8% for the three and nine months ended September 30, 1998.

         Net revenues from consumer sales of WebPhone client software represented 1% and 6% of net revenues for the three months ended September 30, 1999 and 1998, respectively, and 2% and 5% of net revenues for the nine months ended September 30, 1999 and 1998, respectively. The Company anticipates that consumer sales of its WebPhone client software will continue to represent an insignificant amount, as its sales and marketing activities are primarily concentrated on its call management products.

         As of September 30, 1999, the Company had a remaining multi-year purchase commitment from Motorola, Inc. ("Motorola"), a key strategic partner, of $12.7 million. Additionally, the acceptance of a specific technology platform ("Platform") being developed by the Company was defined in the Motorola contract as the milestone for the minimum purchase commitment. Subsequently, a decision was made to terminate any further development efforts for the Platform in favor of aggressively pursuing the development of the Company's call management software technology. In September 1999, the Company and Motorola amended the contract. As part of the amendment, the acceptance of the Platform, which triggered the purchase commitment, and other conditions regarding the receipt of the commitment were eliminated. In addition Motorola relinquished its exclusive right to use the Company's technology in the cable and wireless markets. In exchange, Motorola's remaining purchase commitment was reduced from $27.3 million at September 16, 1999 to $14.0 million. The amended purchase commitment will be payable quarterly and will terminate in December 2001.

         For the three and nine months ended September 30, 1999, Motorola accounted for 64% and 59% of the Company's net revenues. In addition, the Company also had two other customers that accounted for approximately 10% of sales. As part of the Company's transition to a product and market focused organization, the Company is in the process of expanding its sales channels and diversifying its customer base. As this process is ongoing the Company's revenues are still dependent on its strategic partners and significant customers, including Motorola. The majority of the Company's sales were domestic.

         Cost of revenues for the three months ended September 30, 1999 was $185,000, or 9% of net revenues, as compared to $176,000, or 23% of net revenues, for the three months ended September 30, 1998. Cost of revenues for the nine months ended September 30, 1999 and 1998 were $430,000, or 9% of net revenues, and $1.4 million, or 23% of net revenues, respectively. The decrease in cost of revenues as a percentage of net revenues was due to the increase of call management software products as a percentage of the Company's sales mix. In connection with the Company's transition in strategy to a product and market focus, the Company has increased its sales and marketing emphasis on its call management products, although, the Company currently intends to continue marketing and selling its integrated gateway systems. Cost of revenues may fluctuate substantially as a percent of net revenues in future periods depending on the sales mix between software-based products and lower margin items such as integrated gateway systems and professional services.

         Research and development expenses for the three months ended September 30, 1999 were $1.9 million as compared to $2.9 million for the three months ended September 30, 1998. Research and development expenses for the nine months ended September 30, 1999 and 1998 were $6.2 million and $7.2 million, respectively. As part of the Company's strategy to transition NetSpeak to a product and market focus, during 1999 the Company concentrated its development efforts on its call management software products. As a result, the Company's other engineering programs were reviewed and some projects were eliminated, which resulted in lower personnel costs due to a reduction in the Company's engineering staff and lower costs of hardware and software used in development. All research and development costs have been expensed as incurred. The Company anticipates that research and development expenses will increase in future periods in order to perform new product development and enhancements.

         Sales and marketing expenses for the three months ended September 30, 1999 were $2.1 million as compared to $1.9 million for the three months ended September 30, 1998. Sales and marketing expenses for the nine months ended September 30, 1999 and 1998 were $6.8 million and $5.5 million, respectively. During 1999, the Company expanded its sales and marketing staff in order to develop more diversified sales channels, in accordance with its transition to a product and market focus. The Company anticipates that sales and marketing expenses will increase in future periods as the Company continues to concentrate on expanding its distribution channels and marketing activities.

         General and administrative expenses for the three months ended September 30, 1999 were $783,000 as compared to $819,000 for the three months ended September 30, 1998. General and administrative expenses for the nine months ended September 30, 1999 and 1998 were $2.3 million in each period. The Company's corporate infrastructure has been relatively unchanged during 1999 and, as a result, general and administrative expenses have remained consistent.

         Interest and other income for the three months ended September 30, 1999 and 1998 was $422,000 and $675,000, respectively. Interest and other income for the nine months ended September 30, 1999 and 1998 was $1.4 million and $1.9 million, respectively. The reduction in interest and other income was due to a reduction in the cash and short-term investment balances during 1999.

         In connection with the expansion of its strategic partnership with Motorola in March 1998, Motorola commenced a cash tender offer for 3.0 million shares of the Company's Common Stock at a price of $30.00 per share. On April 22, 1998, Motorola consummated the tender offer, acquiring 2,686,470 shares of the Company's Common Stock. Upon the consummation of the tender offer, Motorola also purchased an additional 35,000 shares from two officers at the tender offer price. The Company incurred $383,000 in other charges as a result of the cash tender offer by Motorola. Such expenses were primarily the result of professional fees incurred in connection with the tender offer.

         Income taxes for the three months ended September 30, 1999 and 1998 were $4,000 in each period. Income taxes for the nine months ended September 30, 1999 and 1998 were $31,000 and $30,000, respectively. Such taxes were primarily the result of foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations through sales of equity securities. The Company has raised $65.1 million, net of offering costs, including $47.2 million in sales of private securities and $17.9 million in the Company's initial public offering. As of September 30, 1999, the Company had $35.1 million in cash, cash equivalents and short-term investments. The Company currently does not have any available lines of credit.

         Net cash used in operating activities during the nine months ended September 30, 1999 and 1998 was $10.3 million and $9.4 million, respectively. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

         Net cash used in investing activities during the nine months ended September 30, 1999 was $670,000. Net cash used in investing activities reflects $271,000 in net purchases of short-term investments and $399,000 related to purchases of computer equipment. Net cash provided by investing activities during the nine months ended September 30, 1998 was $799,000 and reflected $3.7 million in net maturities and sales of short-term investments, which were reinvested in cash equivalents, offset by $2.9 million primarily due to purchases of computer equipment.

         Net cash provided by financing activities during the nine months ended September 30, 1999 was $1.0 million. The proceeds during the period resulted from exercises of employee stock options for 191,000 shares of common stock and the issuance of 9,900 shares of common stock under the Company's Employee Stock Purchase Plan. Net cash provided by financing activities for the nine months ended September 30, 1998 was $38.0 million. In January 1998, the Company entered into joint development and stock purchase agreements with Bay Networks. In connection with the stock purchase agreement, the Company issued 1.3 million shares of common stock to Bay Networks for $36.8 million, net of offering costs. The Company also received proceeds of $1.2 million from exercises of employee stock options for 495,000 shares of common stock during the nine months ended September 30, 1998.

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

         The Company has examined the architecture of its products, as well as relevant documentation related to third party components that are integrated into these products. Based upon these examinations, the Company's products appear to be Year 2000 compliant. In order to validate these findings, the Company performed test procedures on its internally developed products, as well as the associated third party components. The results of these tests do not indicate any instances of non-compliance. Additionally, the Company also reviewed its third party hardware and software applications utilized in its infrastructure and obtained documentation from the manufacturers certifying Year 2000 compliance.

      The Company has completed its testing procedures and required Year 2000 compliance activities. In the course of its completed evaluations and testing, the Company did not encounter any items that were not Year 2000 compliant. To date, costs incurred in evaluating the Company's Year 2000 compliance activities and corrective actions have not been material. The Company does not believe that future costs required to complete its Year 2000 activities will have a material effect on the Company's business, financial position or results of operations

      The Company generates a significant portion of its revenue from several of its strategic partners and, as a result, revenues could be materially impacted if the Year 2000 issue adversely affects the operations of these partners. Based upon the examination of available information, the Company does not believe that the Year 2000 issue will have a material adverse effect on the operations of its significant strategic partners and customers.

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

                              NETSPEAK CORPORATION
                              --------------------
                                  (Registrant)

Date: November 9, 1999              By: /s/ Stephen R. Cohen
                                    ------------------------------
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)

                                    By: /s/ John W. Staten
                                    ------------------------------
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

  27          Financial Data Schedule