Form 10-K405
period 1999-12-31
NETSPEAK CORP
filed 2000-03-30
CIK 1007209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

          [X]     Annual Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the fiscal year ended
                                December 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $180,276,748 as of February 29, 2000, based upon the closing sale price of the Common Stock as quoted on the Nasdaq National Market. This amount excludes an aggregate of 5,328,349 shares of Common Stock held by executive officers, directors and by each entity that owns 5% or more of the Common Stock outstanding at February 29, 2000.

         The number of shares of the registrant's Common Stock outstanding as of February 29, 2000 was 13,713,314.

                       DOCUMENTS INCORPORATED BY REFERENCE

         As stated in Part III of this Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

================================================================================

                              NETSPEAK CORPORATION
                                    FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                            --------
PART I

Item 1.      Business.......................................................................................    3

Item 2.      Properties.....................................................................................   14

Item 3.      Legal Proceedings..............................................................................   14

Item 4.      Submission of Matters to a Vote of Security Holders............................................   15

PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters......................   15

Item 6.      Selected Financial Data........................................................................   17

Item 7.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..............................................................   18

Item 8.      Financial Statements and Supplementary Data....................................................   22

Item 9.      Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure...............................................................   38

PART III

Item 10.     Directors and Executive Officers of the Registrant.............................................   38

Item 11.     Executive Compensation.........................................................................   38

Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................   38

Item 13.     Certain Relationships and Related Transactions.................................................   38

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................   39

                           FORWARD LOOKING STATEMENTS

      NetSpeak Corporation ("NetSpeak" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. The forward-looking statements are based on management's beliefs as well as on a number of assumptions concerning future events. For this purpose, any statements contained in this Form 10-K and documents incorporated by reference herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's limited operating history, the Company's need to develop a recurring revenue stream, the acceptance of the Company's products in the marketplace, dependence on strategic partners, the Company's ability to develop additional distribution channels for its products and technology, the Company's ability to gain new customers in the marketplace, the timing and scope of customer deployments, the need for ongoing product development in an environment of rapid technological change, technical difficulties with respect to the Company's products or products in development, the emergence of new competitors in the marketplace, the timing of new product announcements and releases by the Company and its competitors, the uncertainty of future governmental regulation, the Company's ability to manage growth, obtain patent protection, obtain additional funds, general economic conditions and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission (the "Commission").

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      NetSpeak develops, markets, and supports advanced telephony solutions for Internet Protocol ("IP") networks. The Company's advanced telephony solutions enable concurrent, real-time interactive voice, video and data communications over packetized data networks such as private IP networks or the Internet. The Company's products integrate a variety of features and functions commonly found in traditional voice transmission networks into packetized data networks. NetSpeak's products include its suite of call management software. The end-users of the Company's products and solutions are service providers, including traditional and new telecommunications carriers, cable companies and business enterprises. The Company's call management platform enables service providers to quickly, easily and cost effectively deploy multiple revenue-generating IP telephony applications. NetSpeak's call management platform offers enterprises the ability to reduce long distance calling charges.

      The market for IP telephony products and services is growing rapidly. Frost & Sullivan, an industry analyst, estimated that in 2002 the total number of voice minutes transmitted over IP networks would reach 8.8 billion by 2002 and purchases of IP telephony equipment would reach $3.2 billion.

      From inception to 1999, the Company's strategy and product development efforts focused on integrating its technology and products into the product lines of its strategic partners. In 1999, the Company revised its strategy and transformed its product line to prepackaged call management solutions than can be easily configured and combined with other vendors' gateway platforms to provide a variety of voice over IP solutions. Currently, the Company is in the process of expanding its distribution channels to more broadly address this market opportunity. NetSpeak is concentrating its expansion on international markets, as it believes that international markets represent a significant portion of the worldwide IP telephony market. NetSpeak's primary objective is to build an indirect sales channel, leveraging the distribution capabilities of value added resellers ("VARs"), system integrators ("SIs") and original equipment manufacturers ("OEMs"). NetSpeak is targeting VARs, SIs and OEMs that concentrate on the IP telephony and data networking industries.

NetSpeak has also established OEM relationships, with Motorola, Inc. ("Motorola") and Fujitsu Business Communications Systems ("Fujitsu") that have extensive global distribution channels and broad sales coverage.

      The Company believes that its call management products are establishing themselves as a leading call management platform in the IP telephony industry. The Company is committed to continuing to perform ongoing research and development activities in order to continue to build competitive advantages through extending the features and functionality of its call management products as well as developing new IP telephony applications.

INDUSTRY BACKGROUND

      There are two fundamentally different switching technologies that exist today which enable voice communications: circuit switching and packet switching. Since the invention of the telephone, the traditional public switching telephone network ("PSTN") has been based on circuit switching technology. When a call is transmitted over the PSTN a dedicated circuit is required in order for the call to occur. In contrast, packet switching technology, which is utilized in data networks, does not require a dedicated circuit between end-points. In packet switched networks packets of data are sent through a data network and are then reassembled at the end-point, thus this technology is more efficient. The historical evolution of these switching technologies has focused on meeting and enhancing the performance requirements of applications for which each technology was initially intended, as a result two disparate network infrastructures have emerged. The existence of disparate networks, as well as numerous compelling reasons, has lead to the development of transmitting voice over IP data networks.

      IP telephony applications were initially introduced to the market in 1995. At that time, the market primarily consisted of client software programs that allowed an end user to conduct a voice call over the Internet from a multimedia equipped PC with another end user connected to the Internet who was deploying the same software. By the end of 1995, a number of companies, including NetSpeak, were offering software based client IP telephones. The concept was simple, but Internet telephones had numerous limitations, such as poor voice quality and the requirement that call participants had to either prearrange their calls or make them when both parties happened to be connected to the Internet and logged into a directory server.

      Since 1996, IP telephony has evolved to become the focus of many technology vendors and service providers. The capability and quality has advanced considerably with users primarily seeking benefits to reduce the cost of voice and fax calls and to enable new applications through the combination of telephony, computer and data functions, using IP networks as the common communications platform. Up until now, cost reduction has been the primary driving force behind IP telephony deployments and trials. In the service provider domain, toll bypass is accomplished by allowing the caller to originate a call using a standard telephone on the local PSTN network to a gateway which transfers the call to the Internet or the service provider's IP network. The call is transmitted over the IP network to another gateway close to the destination, where it is transferred to the local PSTN and the called party's standard telephone. Enterprise solutions seek to save toll charges by routing inter-office long distance calls over a data network, such as local area networks ("LANs") and wide area networks ("WANs") that already links the enterprise's offices for data communications.

      Significant advances in both standards and technology have accompanied this evolution. Initially, to overcome the poor quality issues, proprietary solutions emerged as standards were still evolving. Many of the functions previously performed in client software, like voice encoding, compression and packetization were incorporated into IP telephony gateways, which increased performance and voice quality. Although these advancements brought necessary improvement in IP telephony applications, proprietary implementations hindered adoption rates as service providers and enterprises were locked into a particular vendor's solution. Recognition of the need for interoperability produced advances in the development of standards and widespread support for a suite of protocols called ITU H.323 ("H.323") to address the signaling, communications, network management and security aspects of IP telephony. These open, standards-based approaches and vendor commitments to interoperability have gained strong momentum.

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

      The growing maturity of data network technologies and their widespread adoption by both enterprises and service providers has led to a wide recognition that today's disparate network infrastructures for voice, data and video will be united on a common packet network infrastructure. According to industry analysts, packet switching equipment doubles in performance approximately every 20 months, while circuit switches take about 80 months, four times as long, to achieve the same relative improvement. Several "next generation" telephone companies, like Level 3 Communications, Inc., are building their networks entirely on packet infrastructures and IP networking. The cable and wireless data industries have also decided to adopt packet and IP telephony platforms for converged voice, data and video infrastructure and are currently developing specifications and architectures for those platforms.

      A combined voice and data infrastructure brings numerous benefits of which the most compelling is economics. Voice communications are significantly less expensive to transmit utilizing IP technology as compared to traditional circuit switched networks. Additionally, incremental costs of new services and applications are lowered because the common infrastructure is shared, network management is simplified around a common set of tools and processes, and the use of open standards can allow innovators to develop more enhanced applications combining voice, data and video functionality. IP is the universal end-to-end communications protocol that is used over the underlying packet technologies - from ATM in the PSTN through frame relay in the enterprise WAN to Ethernet on the LAN. Enhanced services and applications of IP telephony, reflecting integration of voice and data functionality, are becoming increasingly common. These support multimedia communications, collaboration or commerce. One example is call-enabled web pages, which allows a visitor to a web site to select a button on the web page which automatically establishes a call into pre-programmed corporate location, such as the sales department or customer service.

NETSPEAK'S STRATEGY

      The Company's objective is to become a leading provider of IP telephony call management solutions to service providers, including traditional and new telecommunications carriers, cable companies and business enterprises. From inception to 1999, the Company's strategy and products development efforts focused on integrating its technology and products into the product lines of its strategic partners. In 1999, the Company revised its strategy and transformed its product line to prepackaged call management solutions that can be easily configured and combined with other vendors' gateway platforms to provide a variety of voice over IP solutions. The Company's current strategic focus includes the following key elements:

      PROVIDE A COMPREHENSIVE CALL MANAGEMENT PLATFORM THAT ENABLES QUICK, EASY AND COST EFFECTIVE DEPLOYMENTS OF MULTIPLE IP TELEPHONY APPLICATIONS

      NetSpeak's iTEL call management platform and architecture provides service providers and enterprises with an efficient and scalable call management platform that can quickly and easily be configured to deploy many voice over IP revenue-enhancing value added services and applications. The iTEL call management platform supports all of NetSpeak's IP telephony solutions, including Phone-to-Phone, PC-to-Phone, Voice E-commerce and Internet Call Waiting. As a result, the iTEL platform is a cost effective means for service providers to introduce IP telephony applications over a single platform. The iTEL platform interoperates seamlessly with the gateways from Cisco and Motorola. Through a collaborative effort between the Company's customers and partners, NetSpeak will continue to enhance the functionality of its iTEL platform and develop and introduce new IP telephony applications.

     INCREASE INTERNATIONAL SALES PENETRATION

      The Company believes that international markets represent a significant portion of the worldwide IP telephony market, and NetSpeak is concentrating its sales and marketing efforts on expanding its sales presence and building brand awareness in these primary growth markets.

     EXPAND INDIRECT SALES CHANNELS AND STRATEGIC ALLIANCES

      The Company is in process of expanding its global distribution channels. NetSpeak's primary objective is to build an indirect sales channel, leveraging the distribution capabilities of VARs, SIs and OEMs. NetSpeak is building an indirect sales channel targeting VARs, SIs and OEMs that concentrate on the IP telephony and data networking industries. The Company currently has distribution partners in the Asia-Pacific region, Latin America and Europe. NetSpeak has also established relationships with large OEMs that have extensive distribution channels and broad sales coverage. The Company currently has OEM relationships with Motorola and Fujitsu, in which these strategic partners are integrating NetSpeak's products into their existing IP telephony product lines. The Company intends to continue developing new strategic alliances. The Company is also expanding its direct sales force in order to achieve a broader direct sales coverage as well as to recruit resellers and support them with customer proposals. The Company will continue to expand its sales channels, focusing on the key markets for IP telephony.

     ESTABLISH AND MAINTAIN TECHNOLOGICAL LEADERSHIP

      The Company believes that its call management products are establishing themselves as a leading call management platform in the IP telephony industry. NetSpeak's call management architecture is unique to the industry, as the Company has separated the gatekeeping and routing functions. This results in enhanced performance and flexibility in constructing IP telephony networks. NetSpeak's call management platform enables service providers and enterprises to easily and cost effectively deploy a number of different IP telephony applications on the industry's most widely used gateway platforms. The Company is committed to performing ongoing research and development activities in order to continue to build competitive advantages by extending the features and functionality of its call management products as well as developing new IP telephony applications.

TECHNOLOGY, SOLUTIONS AND PRODUCTS

     TECHNOLOGY

      NetSpeak has developed a core communications technology, which addresses the challenges associated with real-time interactive voice transmission over packetized data networks and integrates features commonly found in traditional voice transmission networks into its products. The Company's core communications technology is the platform utilized throughout its products. NetSpeak's technology is based on industry standards and provides vendor interoperability, scalability, reliability, redundancy, data encryption, network and system management, remote operation, administration and maintenance features.

     SOLUTIONS

      NetSpeak's products can be quickly and easily configured and deployed with Cisco and Motorala gateway platforms to provide a variety of solutions for IP telephony end-users. NetSpeak's solutions include, Phone-to-Phone, PC-to-Phone, Voice E-commerce and Internet Call Waiting.

       PHONE-TO-PHONE

      NetSpeak's Phone-to-Phone is a solution which enables end-users to place calls from a traditional telephone to another traditional telephone. In this solution the call is originated on the PSTN but is then converted to IP and transmitted across a private IP network or the Internet. The call is then converted back into a traditional PSTN call at its destination, therefore avoiding the PSTN for the majority of the call transmission, resulting in the elimination or reduction of traditional long distance calling charges. NetSpeak's Phone-to-Phone is easy for service providers and enterprises to deploy, offers users with a high voice quality that is almost indistinguishable from PSTN calls and at a lower cost than traditional long distance circuits. NetSpeak offers several types of its Phone-to-Phone solutions. Voice VPN, which is targeted to enterprises who prefer to route voice and fax traffic over their existing virtual private network. PrePaid or PostPaid Phone-to-Phone, enables service providers to deploy their own voice over IP network with two separate billing options. Wholesale Phone-to-Phone enables service providers to become a voice over IP clearinghouse or application service provider.

       PC-TO-PHONE

      NetSpeak's PC-to-Phone is a solution that enables a service provider's subscribers to place domestic and international calls from an end user's PC equipped with NetSpeak's WebPhone client software to any traditional telephone. Similar to NetSpeak's Phone-to-Phone solution, long distance charges are reduced or avoided as a subscriber's calls are transmitted over an IP network. NetSpeak's PC-to-Phone solution enables a service provider's subscribers to be geographically independent, only requiring a connection to the Internet in order to place calls. PC-to-Phone also supports prepaid and postpaid billing options.

       VOICE E-COMMERCE

      NetSpeak's Voice E-commerce solution enables enterprises and service providers, who conduct e-commerce or customer support activities on the Internet, to provide their customers the ability to quickly and easily speak with a live company representative in real time while still logged onto the Internet. Callers can receive immediate assistance and information on items such as products and services, site navigation and security. NetSpeak's Voice E-commerce provides e-commerce businesses with the ability to increase customer satisfaction and ultimately their sales.

       INTERNET CALL WAITING

      NetSpeak's Internet Call Waiting solution enables individuals to make and receive telephone calls over a single circuit while connected to the Internet. This application offers telecommunications carriers the ability to increase call completion rates and the associated revenue without customers having to install a second telephone line in their home. NetSpeak's Internet Call Waiting solution is an extremely flexible application with comprehensive call-control features. For example, for each incoming call subscribers are given the ability to select whether they would like to answer the call via their PC on their WebPhone, answer the call via the PSTN on their traditional telephone and interrupt the current Internet session, send the call to voice mail in which a .WAV file message is recorded and automatically forwarded to your email, to redirect the call to another PSTN telephone number such as a cellular phone, or to simply reject the call.

     PRODUCTS

      NetSpeak's core technology is concentrated in its call management and client software products. In January 2000, NetSpeak introduced its iTEL call management platform and architecture, which is the cornerstone of all of NetSpeak's solutions. NetSpeak's iTEL platform is a scalable, open and standards-compliant software platform that manages and maintains global IP telephony networks. The iTEL platform provides fast time-to-market of advanced call control and value-added features and applications. The center of the iTEL platform is NetSpeak's iTEL Call Manager, which is essentially a multi-protocol softswitch that is compatible with existing and emerging voice over IP networking standards protecting customers' investment in network infrastructure. The iTEL platform is modularly constructed, allowing users to quickly and easily build the IP telephony networks.

       CALL MANAGEMENT SOFTWARE

      NetSpeak's call management products include:

      NetSpeak Infrastructure Gatekeeper. NetSpeak's Infrastructure Gatekeeper is an IP telephony network infrastructure component, which manages voice connections between H.323v2 gateways. The Infrastructure Gatekeeper maximizes network throughput to meet stringent requirements for reliability, scalability and performance. NetSpeak's Infrastructure Gatekeeper can process over 100 calls per second, supports multi-domain and interdomain connectivity and incorporates failover support.

      NetSpeak Applications Gatekeeper. NetSpeak's Applications Gatekeeper provides call management functionality to IP telephony networks. The core of the NetSpeak Gatekeeper is the iTEL Call Manager, which acts as the intelligence that brings together separate components of IP telephony technology into a cohesive solution. NetSpeak's Applications Gatekeeper, together with NetSpeak's Route Server, is a single platform for deploying multiple IP telephony solutions on the same infrastructure, including Prepaid and Postpaid Phone-to-Phone, PC-to-Phone, Voice E-commerce and Internet Call Waiting. NetSpeak's Applications Gatekeeper has full H.323v2-compatible call control and interoperates with Cisco and Motorola gateways. The Application Gatekeeper incorporates a subscriber database interface to allow user-specific call handling and has a standards-based RADIUS interface for interoperable third party billing and provisioning systems.

      NetSpeak Route Server. NetSpeak's Route Server is a central route and resource application, which manages the routing of IP telephony calls between gateways and client IP telephones. It provides simplified administration through centralized route and resource management and defines the calling relationships between the communicating elements in the network. The Route Server can be configured with fail-over support, which ensures high network availability for this critical network component. The Route Server is highly scalable as it supports multi-domain and inter-domain connectivity. Inter-domain connectivity allows operators of separate IP telephony networks to complete calls between the networks. The Route Server also supports flexible public, private and customized dialing plans and utilizes the format and structure identified in ITU E.164, which supports national and international dialing. The Route Server provides real-time IP address resolution for the NetSpeak WebPhone as well as other standards-based PC client telephony applications and uses a relational database to ensure high performance, scalability and reliability.

      NetSpeak Media Server. NetSpeak's Media Server delivers real-time streaming audio messages to subscribers of NetSpeak's solutions as well as enables voice mail messages to be sent as e-mail attachments as .WAV files. The Media Server is used to prompt subscribers' for such information as an account number and PIN code, and supports industry standard H.323v2-compatible gateways and IP telephony clients. The Media Server is a key component in NetSpeak's Internet Call Waiting and Call Screening solutions.

      NetSpeak Event Management Server. NetSpeak's Event Management Server stores critical data such as call detail records and NetSpeak's SNMP service alarms in a centralized data repository. The Event Management Server stores the data in an SQL database and reports can be generated using any ODBC third party reporting and analysis tools.

       CLIENT SOFTWARE

      NetSpeak's client software applications include the WebPhone and Mini-WebPhone. WebPhone is a fully functional client or end-user PC software based IP telephone. The Mini WebPhone is similar in functionality to a WebPhone, but it is smaller in size and can be more quickly downloaded and configured by end-users. WebPhone provides users with the ability to engage in real-time voice, video and data communications over the Internet and other IP based networks directly from the end-users' PC. WebPhone is H.323v2 compliant and offers many features commonly found in tradition telephones such as full-duplex voice communications, integrated voice mail and caller identification information, among others. The Company's client software applications are components of NetSpeak's PC-to-Phone, Voice E-commerce and Internet Call Waiting solutions.

       GATEWAY SYSTEMS

      During 1999 the Company focused on expanding the interoperability of its call management software with the gateway platforms of Cisco and Motorola. Accordingly, the Company has discontinued its gateway product line as NetSpeak has elected not to compete in the gateway market in the future.

STRATEGIC ALLIANCES

      The Company has established strategic alliances with leaders in the communications industry in an effort to facilitate and accelerate the acceptance and distribution of its products and technology, by leveraging its partners' sales and distribution channels. The Company's current significant strategic relationships have been with larger OEMs, like Motorola and Fujitsu. The Company intends to continue to establish additional strategic alliances as well as expand and strengthen its existing strategic partnerships. The following highlights NetSpeak's current strategic relationships:

     MOTOROLA

      In August 1996, the Company established a strategic alliance with Motorola, as a part of which Motorola made a minority investment in the Company. In March 1998, NetSpeak and Motorola expanded their existing strategic alliance and entered into a joint development and technology license agreement ("Agreement") in which NetSpeak granted Motorola an exclusive license to develop RF (Radio Frequency) products using the Company's technology. Under the agreement, the companies seek to join their technologies to enable IP multimedia communications on wireless networks. As such, Motorola is entitled to include NetSpeak's technology in its wireless infrastructure products (such as cellular phones, pagers, satellite phones, and two-way radios) to support real-time multimedia communications (e.g. voice, fax, audio, video, data) over a variety of wireless networks.

      The Agreement also included a $30 million multi-year minimum purchase commitment for the Company's products, which was subject to certain conditions. The acceptance of a specific technology platform (the "Platform") being developed by the Company was defined in the Motorola contract as the milestone for the minimum purchase commitment. Subsequently, a decision was made to terminate any further development efforts for the Platform in favor of aggressively pursuing the development of the Company's call management software technology. In September 1999, the Company and Motorola amended the Agreement. As part of the amendment, the acceptance of the Platform, which triggered the purchase commitment, and other conditions regarding the receipt of the commitment were eliminated. In addition, Motorola relinquished its exclusive right to use the Company's technology in the cable and wireless markets. In exchange, Motorola's remaining purchase commitment was reduced from

$27.3 million to $14.0 million on September 16, 1999. The amended purchase commitment is payable quarterly and terminates in December 2001. As of December 31, 1999, Motorola's remaining purchase commitment was $11.0 million. During 1999, Motorola accounted for 59% of the Company's net revenues.

      As of December 31, 1999, Motorola owned 29.5% of the Company's total outstanding common stock. Motorola has the right to designate three members on the Company's Board of Directors. As of December 31, 1999, Motorola has two designees serving on the Company's Board of Directors.

    CISCO SYSTEMS

      During 1999, the Company established an operational partnership with Cisco. The Company does not have any formal agreements with Cisco, but during 1999 NetSpeak and Cisco established several joint development programs. As part of these programs NetSpeak obtained extensive interoperability between its call management products and Cisco's gateway platforms. Cisco has also assisted NetSpeak in identifying new product features and enhancements for its call management products. As a result of the relationship, Cisco began inviting NetSpeak on joint customer proposals. Many of the customer opportunities in which NetSpeak is currently involved are joint proposals with Cisco. The Company anticipates that this trend will continue in the future.

     FUJITSU

      In February 2000, NetSpeak entered into a OEM agreement with Fujitsu Business Communications Systems in which it will integrate the primary components of its iTEL platform, its gatekeeper, route server, event management server and client products, with Fujitsu's advanced communications services for Internet service providers and Internet telephony service providers. Under the agreement, Fujitsu will purchase a minimum of $15.0 million of NetSpeak's products throughout the term of the agreement. The agreement with Fujitsu expires in February 2003.

SALES AND MARKETING

      The primary end-users of the Company's products and solutions are service providers, including traditional and new telecommunications carriers, business enterprises, cable companies and OEMs. The Company's primary focus is to offer its products and solutions to the market through indirect sales channels, such as VARs, SIs and OEMs as well as through its direct sales organization.

      The Company's marketing activities are focused on building a comprehensive indirect global sales channel and establishing and building strategic relationships with leaders in the communications industry in an effort to reduce the Company's dependency for sales and customer prospects on its strategic partners. The Company's marketing activities are also concentrated on creating brand recognition for the Company's products. During 1999, the Company implemented channel programs, in which it began recruiting VARs and SIs on a global basis in order to expand the Company's international presence. The Company intends to continue to expand its channel programs in the future, and as a result, NetSpeak anticipates that it will continue to grow its internal sales force, recruit new partners, educate partners on the Company's products, assist partners in customer presentations and to address direct sales opportunities. The Company is also establishing marketing and support programs to assist channel partners' efforts in the sale of its products.

      The Company's primary external marketing activities consist of attending industry trade shows, speaking with industry analysts, and other marketing campaigns which are primarily intended to educate potential customers as to the features, functionality, cost effectiveness and other benefits of NetSpeak's products and solutions. In addition, the Company's web site at http://www.netspeak.com (which is not deemed to be part of this Report) permits prospective customers to obtain information about its products and solutions. The Company intends to continue to intensify and expand its sales and marketing efforts and, as a result, anticipates that sales and marketing expenses will increase in future periods.

CUSTOMER SERVICE, PRODUCT MAINTENANCE AND SUPPORT

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

RESEARCH AND DEVELOPMENT

      The IP telephony industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company is involved in the review and establishment of industry standards by participating in standard setting bodies. Management believes that the Company's future success is highly dependent upon its ability to quickly adapt to changes in the marketplace and to continue enhancing the functionality of its products. The Company utilizes its customers to assist in identifying new and emerging product requirements.

      The Company currently conducts the majority of its product development efforts in-house. On occasion, the Company employs independent contractors and its strategic partners to assist with product development and testing activities. As of December 31, 1999 the Company had 61 employees in its research and development department. Research and development expenses were approximately $8.2 million for the year ended December 31, 1999 and approximately $9.6 million and $5.5 million in 1998 and 1997, respectively. All of the Company's research and development costs have been expensed as incurred. The Company anticipates that research and development expenses will increase in future periods to perform product enhancements and new product development and in order to establish and maintain competitive advantages.

COMPETITION

      The IP telephony industry is in the early stages of development and is rapidly changing as voice and data networks are beginning to converge. The marketplace is extremely competitive and the Company anticipates that the competition will continue to intensify in the future as companies in the telecommunications and data networking industries continue to introduce new products into the marketplace. NetSpeak principally competes with such companies as Cisco Systems, Inc., Clarent Corporation, Lucent Technologies, Inc., Nortel Networks Corporation ("Nortel"), Telcordia Technologies, Inc. and VocalTec Communications Ltd. Although the Company faces increased competition in the market, these companies may represent existing and potential future customers and strategic partners to NetSpeak.

      Many of NetSpeak's current and potential future competitors are more established industry participants, which possess longer operating histories, greater name recognition, larger customer bases, longstanding customer relationships, and significantly greater financial, technical and marketing resources than the Company. Such competitors have certain inherent competitive advantages over NetSpeak. The Company believes that the principal competitive factors affecting its potential success include the Company's ability to adapt to changing market conditions, maintain strong customer relationships, new product development, time-to-market, product quality, product performance, product features such as flexibility, scalability, interoperability, functionality and ease of use, price, customer service and support, reputation and the overall effectiveness of its global sales and marketing activities.

GOVERNMENT REGULATION

      At present, there are few laws or regulations that specifically address access to or commerce on the Internet. The increasing popularity and use of the Internet, however, enhances the risk that the governments of the United States and other countries in which the Company sells or expects to sell its products will seek to regulate IP telephony and the Internet with respect to, among other things, user privacy, pricing, and the characteristics and quality of products and services. The Company is unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on its business, financial condition or results of operations.

      In March 1996, ACTA, a group of telecommunications common carriers, filed the ACTA Petition with the FCC arguing that providers (such as the Company) of computer software products that enable voice transmission over the Internet (Internet "telephone" services) are operating as common carriers without complying with various regulatory requirements and without paying certain charges required by law. The ACTA Petition argues that the FCC has the authority to regulate both the Internet and the providers of Internet "telephone" services and requests that the FCC declare its authority over interstate and international telecommunications services using the Internet, initiate rule-making proceedings to consider rules governing the use of the Internet for the provision of telecommunications services, and order providers of Internet "telephone" software to immediately cease the sale of such software. Any action by the FCC to grant the relief sought by ACTA or otherwise to regulate use of the Internet as a medium of communication, including any action to permit local exchange carriers to impose additional charges for connections used for Internet access, could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

      The Company generally relies upon patent, copyright, trademark and trade secret laws to protect and maintain its proprietary rights for its products and technology. The Company has been issued two U.S. patents and has approximately 23 U.S. utility patent applications pending and ten foreign patent applications pending relating to various aspects of the Company's products. The Company expects to routinely file patent applications, as deemed appropriate to protect its technology and products.

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

EMPLOYEES

      As of February 29, 2000, the Company employed 118 persons, 67 in research and development, 31 in sales, marketing and support and 20 in administration and finance. The Company anticipates increasing its staff in future periods. None of the Company's employees are subject to collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

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

EXECUTIVE OFFICERS AND KEY SENIOR MANAGERS OF THE COMPANY

      Lane Bess, 38, joined NetSpeak as Senior Vice President of Sales in January 1999. Mr. Bess has 15 years of experience in business development, channel strategy and sales management with extensive experience in emerging technologies. From January 1995 until September 1997, Mr. Bess served as Director of Product Marketing at AT&T WorldNet Service, where he managed all marketing operations including the business and consumer Internet dial-up service and channel development for dedicated/leased Internet access service. In 1994, Mr. Bess served as Director of Market Planning and Development in AT&T's Emerging Technology Services unit where he led the development of the business case for AT&T's entry into the commercial Internet business. Most recently, from October 1998 though December 1998, Mr. Bess held the position of Vice President of Marketing and Business Planning for Productivity Point International where he co-led the strategy development for acquiring and integrating 29 regional consulting and training companies.

      Harvey Kaufman, 68, is the only non director executive officer of the Company. Mr. Kaufman has served as the Company's Executive Vice President, Assistant Secretary, previously Secretary through June 1998, and Treasurer since December 1995. Mr. Kaufman has over 25 years of expertise in the telecommunications industry. He joined Telecom Plus International, Inc. ("TPI") in 1979 as Vice President of Strategic Planning with additional responsibilities for Applications Engineering and Product Management. Upon the sale of TPI's core telecommunications business to Siemens in 1987, Mr. Kaufman joined Siemens as Executive Director of Marketing for Siemens Information Systems and subsequently served as Vice President of Product Management and Applications Engineering and Director for Advanced Systems and Applications. Mr. Kaufman retired from Siemens in October 1995.

      James Kwock, 36, joined NetSpeak as Vice President of Marketing in February 1999. Mr. Kwock brings over 10 years of marketing, product marketing and business planning. Most recently, from January 1998 through January 1999, Mr. Kwock served as the General Manager of Global IP Telephony Services at AT&T where he launched AT&T's Carrier Services Voice over IP Program and created AT&T's IP Telephony Interoperability Lab, promoting multi-vendor interoperability between service providers. In 1997, Mr. Kwock served as Marketing Director of AT&T's Messaging and Web Site Services where he implemented a comprehensive strategy for offering enhanced messaging services for all Internet and Web-based services. In 1996, Mr. Kwock served as Product Management Director of AT&T's Online Transaction Services where he developed the market entry approach for AT&T's SecureBuy service. From January 1994 through December 1995, Mr. Kwock served as Business Planning Director for AT&T's EasyCommerce Services Unit.

      Neville O'Reilly, 59, joined NetSpeak as Vice President of Strategy and Business Planning in February 1999. Mr. O'Reilly brings over 20 years of telecommunications industry experience, with expertise in strategic planning, business development and financial operations and management. Previously, from November 1994 through June 1998, Mr. O'Reilly served as Director of Strategy and Web Site Service Operations for AT&T where he developed the strategy for expanding traditional value-added networking services into Internet and IP networking services for the business market. Mr. O'Reilly was AT&T's recognized spokesperson on business IP strategy and offer development, receiving the AT&T Public Relations "Spokesperson of the Year" award in 1997. In his extensive career at AT&T, from October 1989 through October 1994, Mr. O'Reilly held a variety of executive management positions including Chief Financial Officer roles for the Public Data Services, Business Market Services, New Business Platforms and Outbound Business Services units.

      James Wilbanks, 54, has served as Vice President of Engineering for NetSpeak since January 1998. Mr. Wilbanks brings over 25 years of experience in project management, systems design and development. From 1984 through 1997, Mr. Wilbanks was employed by IBM where he played an integral role in the development of MWAVE and client network transport messaging tools. During his five-year tenure at ROLM, Mr. Wilbanks oversaw the integration of PhoneMail with third-party telecommunications switches and developed a proprietary voice-editing product, generating several patents.

ITEM 2. PROPERTIES

     The Company occupies approximately 25,000 square feet of space in Boca Raton, Florida, which it leases at a combined annual rental of $357,000. The leases for the Company's facilities expire February 2001. The Company believes that its existing facilities are adequate for its needs through the end of 2000. Should the Company require additional space at that time or prior thereto, it believes that such space can be secured on commercially reasonable terms and without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS

      During 1998, certain shareholder litigation was filed against the Company and its senior officers and directors in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County. The purported class action alleges that the Company made false and misleading statements to shareholders in connection with Motorola's partial tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. In December 1999, the parties reached an agreement in principle to settle this litigation at a cost of $7.0 million, of which the Company has agreed to pay $500,000 toward the settlement, which was accrued in the December 31, 1999 financial statements, with the balance to be funded by the Company's insurance carriers and the individual defendants in the action. This settlement is subject to various contingencies, including obtaining court approval. Although there can be no assurance that all of these contingencies will be satisfied, the Company and its counsel believe that the settlement will be resolved in accordance with the agreement in principle and will be consummated by the end of the second quarter of 2000.

      The Company may, from time to time, be involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such actions known to date will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a) Market Information

      The Company's Common Stock has been listed for trading on the Nasdaq National Market under the symbol "NSPK" since May 29, 1997. The following table sets forth for the calendar quarter indicating the high and low sale prices as quoted on The Nasdaq Stock Market.

                                                            HIGH          LOW
                                                            ----          ---

FISCAL YEAR 1998:

Quarter ended March 31, 1998............................... $31.50       $21.50

Quarter ended June 30, 1998 ............................... $32.38       $10.13

Quarter ended September 30, 1998........................... $14.25       $ 6.31

Quarter ended December 31, 1998............................ $12.69       $ 4.94

FISCAL YEAR 1999:

Quarter ended March 31, 1999............................... $16.00       $10.91

Quarter ended June 30, 1999................................ $14.25       $ 9.00

Quarter ended September 30, 1999........................... $13.06       $ 9.63

Quarter ended December 31, 1999............................ $21.25       $11.25

(b) Holders

      As of February 29, 2000 there were 107 holders of record and, the Company believes, in excess of 7,500 beneficial holders of the Company's Common Stock.

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

                                                Predecessor(1)    Successor(1)
                                                May 15, 1995    December 8, 1995              Year ended December 31,
                                                 to December     to December 31,   ---------------------------------------------
                                                  18, 1995             1995          1996        1997        1998         1999
                                                -------------   ----------------   -------     -------     --------     --------
                                                                     (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenues.................................      $   -             $    -        $   867     $ 5,353     $  7,719     $  7,637
Operating expenses:
      Cost of revenues.......................          -                  -             47         931        1,495          583
      Research and development...............        175                 28          2,256       5,496        9,586        8,239
      Sales and marketing....................          -                  -            722       2,919        7,678        9,185
      General and administrative.............          6                 57            837       1,631        3,105        3,710
      Purchased research and development.....          -                557              -           -            -            -
                                                   -----             ------        -------     -------     --------     --------
                 Total operating expenses....        181                642          3,862      10,977       21,864       21,717
Loss from operations.........................       (181)              (642)        (2,995)     (5,624)     (14,145)     (14,080)
Interest and other income....................          -                  -            172         753        2,500        1,902
Other charges................................          -                  -              -           -         (383)           -
                                                   -----             ------        -------     -------     --------     --------
Loss before income taxes.....................       (181)              (642)        (2,823)     (4,871)     (12,028)     (12,178)
Income taxes.................................          -                  -             43         209           35           34
                                                   -----             ------        -------     -------     --------     --------
Net loss.....................................      $(181)            $ (642)       $(2,866)    $(5,080)    $(12,063)    $(12,212)
                                                   =====             ======        =======     =======     ========     ========
Net loss per share (basic and diluted).......                        $(0.15)       $ (0.41)    $ (0.54)    $  (0.98)    $  (0.95)
                                                                     ======        =======     =======     ========     ========
Shares used in computing net loss per share..                         4,408          7,019       9,396       12,282       12,920
                                                                     ======        =======     =======     ========     ========

                                                                                            Successor (1)
                                                                                             December 31,
                                                                     -----------------------------------------------------------
                                                                      1995           1996        1997        1998         1999
                                                                     ------        -------     -------     --------     --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments............        $  483        $ 6,295     $19,054     $ 44,922     $ 34,269
Working capital..............................................           391          4,304      18,413       43,077       34,473
Total assets.................................................           556          8,278      23,201       51,725       40,946
Shareholders' equity.........................................           448          5,679      21,108       47,684       37,795

----------
(1) NetSpeak acquired Internet Telephone Company ("ITC") by issuing 2,500,000 shares of Common Stock, valued at $500,000, in exchange for all of the outstanding shares of ITC. The acquisition was accounted for as a purchase, and the purchase price was allocated to the assets acquired, including purchased research and development in process, and liabilities assumed based upon their fair value on the date of acquisition. The financial information identified herein as for the Predecessor is for ITC for the period May 15, 1995 (inception) to December 18, 1995, the date of its acquisition by NetSpeak. The financial information identified herein as for the Successor is for NetSpeak (including ITC on a consolidated basis from the date of acquisition) as of December 31, 1995, 1996, 1997, 1998 and 1999 and for the period from December 8, 1995 (inception) to December 31, 1995, for the years ended December 31, 1996, 1997, 1998 and 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The Company generates revenues from product licenses and fees for services. The principal end-users of the Company's products and solutions are service providers, including traditional and new telecommunications carriers, Internet service providers and cable companies. The Company distributes its products through VARs, SIs and OEMs and a direct sales organization. Product license revenues are generally recognized upon product shipment provided that no significant post-delivery obligations exist and payment is due within one year. Service revenues include fees for customer support, product maintenance and professional engineering services. Service revenues for customer maintenance and support are recognized ratably over the term of the maintenance period, which is typically 12 months. Professional service revenues are generally recognized when the services are performed. Product license and service revenues are recognized upon customer acceptance, if required. Advance payments of product licenses and services are reported as unearned revenue until all conditions for revenue recognition are met. All research and development costs to date have been expensed as incurred.

      Since its inception, the Company has generated a significant percentage of its revenues through several of its strategic partners and, as a result, is highly dependent upon the sales and marketing activities of these partners for its products. Motorola accounted for 59%, 17% and 0% of the Company's net revenues in 1999, 1998 and 1997, respectively. In an effort to reduce its dependency on Motorola, the Company transitioned itself to a product and market focused company from a technology-oriented company. As part of its transition, the Company spent the majority of 1999 refining its product strategy to offer customers standards-based prepackaged solutions that meet end-users' requirements with minimal customization. During 1999, the Company also began to expand its direct sales force and develop an indirect sales channel, targeting VARs, SIs and OEMs that concentrate on the data networking industry. The Company will continue to expand its global distribution channels in the future.

      The market for the Company's products and solutions is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of December 31, 1999, the Company had an accumulated deficit of $32.9 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include, but are not limited to, those set forth under "Forward Looking Statements" above.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

      Net revenues were $7.6 million, $7.7 million and $5.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      Sales of call management products and related client licenses for the years ended December 31, 1999, 1998 and 1997 accounted for 65%, 44% and 11% of net revenues, respectively. Sales of gateway systems for the years ended December 31, 1999, 1998 and 1997 represented 9%, 41% and 35% of net revenues, respectively. Gateway sales primarily consist of integrated systems, where the Company combines its gateway software with third-party computer hardware and software components.

      As discussed above, during 1999 the Company transitioned to a product and market focused strategy from a technology oriented strategy. The Company spent much of 1999 refining its call management product offerings to more effectively address a broader market and obtaining extensive interoperability with third party gateway platforms such as Cisco and Motorola. As a result, the Company's sales mix shifted significantly towards a greater percentage of call management systems. In January 2000, the Company discontinued its gateway product line as it elected not to compete in the gateway market in the future, concentrating its research and development and sales and marketing activities on its call management software.

      Professional services revenues represented 22%, 8% and 22% of net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Professional service revenue during 1999 increased primarily due to a growth in the number of customers subscribing to support contracts and professional service engagements performed for the Company's strategic partners. The Company believes that professional services revenues will increase in future periods.

      Net revenues from consumer client software represented 1%, 4% and 35% of net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Consumer client software revenues were primarily related to sales of the Company's WebPhone software. The Company anticipates that net revenues generated from consumer client software products will remain consistent with the current year.

      During 1999, the majority of the Company's revenues were generated domestically through the Company's direct sales organization. As discussed above, the Company is in the process of expanding its global distribution channels through the development of an indirect sales channel and the expansion of its direct sales force.

      Cost of revenues for the years ended December 31, 1999, 1998 and 1997 were $583,000, or 8% of net revenues, $1.5 million, or 19% of net revenues, and $931,000, or 17% of net revenues, respectively. The decrease in cost of revenues as a percentage of net revenues in 1999 was due to a shift in the Company's sales mix towards its call management software products. Cost of revenues were relatively consistent in 1998 and 1997. The Company anticipates that cost of revenues as a percent of net revenues may increase as the Company believes that revenues from professional services and integrated hardware and software products may become a greater percentage of the Company's sales mix in future periods.

      Research and development expenses for the years ended December 31, 1999, 1998 and 1997 were $8.2 million, $9.6 million and $5.5 million, respectively. During 1999, the Company concentrated its development efforts on its call management products as part of its revised strategic focus to become a product and market oriented company. The Company also reviewed its other engineering programs and, as a result, some research and development projects were eliminated. The elimination of certain engineering programs resulted in lower personnel costs and lower costs of hardware and software used in development. During 1998, research and development expenses increased primarily due to the expansion of the Company's research and development staff. All research and development costs have been expensed as incurred. The Company anticipates that research and development expenses will increase in future periods as it expands its existing research and development programs in order to perform product enhancements and new product development.

      Sales and marketing expenses for the years ended December 31, 1999, 1998 and 1997 were $9.2 million, $7.7 million and $2.9 million, respectively. The increase in sales and marketing expenses in all periods was primarily due to the expansion of the Company's sales and marketing staff. Additionally, during 1998 the Company also established an allowance for uncollectible customer accounts as a result of the significant increase in trade credit sales from 1997. The Company anticipates that sales and marketing expenses will increase in future periods as the Company continues to expand its distribution channels and marketing activities.

      General and administrative expenses for the years ended December 31, 1999, 1998 and 1997 were $3.7 million, $3.1 million and $1.6 million, respectively. The increase in general and administrative expenses during 1999 was due to charges associated with the proposed settlement of the Company's outstanding shareholder litigation. The increase in general and administrative expenses during 1998 was due to the expansion of the Company's corporate infrastructure primarily through the addition of personnel as well as increased legal fees.

      Interest and other income for the years ended December 31, 1999, 1998 and 1997 was $1.9 million, $2.5 million and $753,000, respectively. The reduction in interest and other income in 1999 was due to a decrease in the Company's cash and short-term investment balances during the year.

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

      Income taxes for the years ended December 31, 1999, 1998 and 1997 were $34,000, $35,000, and $209,000, respectively. Such taxes were primarily the result of foreign and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed its operations through sales of equity securities. The Company has raised $65.1 million, net of offering costs, including $47.2 million in sales of private securities and $17.9 million in the IPO. As of December 31, 1999, the Company had $34.3 million in cash, cash equivalents and short-term investments. The Company currently does not have any available lines of credit.

      Net cash used in operating activities during the years ended December 31, 1999, 1998 and 1997 was $12.2 million, $9.8 million and $5.9 million, respectively. Net cash used in operating activities related to the Company's expansion and funding of its research and development and sales and marketing activities as well as its corporate infrastructure.

      Net cash used in investing activities during the year ended December 31, 1999 was $1.3 million. Net cash used in investing activities reflects $550,000 in net purchases of short-term investments and $776,000 primarily related to purchases of computer equipment. Net cash provided by investing activities during the year ended December 31, 1998 was $632,000. Net cash provided by investing activities reflected $3.6 million in net sales of short-term investments, which was reinvested in cash equivalents. This amount was offset by $3.0 million in capital expenditures, primarily related to purchases of computer and test equipment due to increases in personnel and the expansion of the Company's system test facilities. Net cash used in investing activities during the year ended December 31, 1997 was $16.1 million, which reflects $14.3 million in net purchases of short-term investments and $1.7 million primarily related to purchases of computer equipment.

      Net cash provided by financing activities for the year ended December 31, 1999 was $2.5 million. The proceeds during the period resulted from exercises of employee stock options for 608,000 shares of common stock and the issuance of 17,000 shares of common stock under the Company's Employee Stock Purchase Plan. Net cash provided by financing activities for the year ended December 31, 1998 was $38.6 million. In February 1998, the Company issued 1.3 million shares of common stock to Bay Networks, which was subsequently acquired by Nortel, for $36.8 million, net of offering costs. The Company also received $1.8 million from exercises of stock options and the issuance of common stock under its Employee Stock Purchase Plan for 681,000 and 7,000 shares of common stock, respectively. Net cash provided by financing activities for the year ended December 31, 1997 was $20.4 million. On June 3, 1997, the Company consummated the IPO in which it sold 2.4 million shares of common stock at an initial public offering price of $8.75 per share, raising net proceeds of approximately $17.9 million. Upon consummation of the IPO, Motorola exercised a previously granted warrant to purchase 453,000 shares of common stock for $2.5 million.

      The Company has no material commitments other than those under office and equipment operating leases. As a result of the expansion of the Company's research and development and sales and marketing activities, capital expenditures may increase in future periods primarily due to the purchase of computer-related equipment. The Company anticipates that, based on its present plans and assumptions, the current cash balances will be sufficient to enable it to sustain its current and planned operations for a period of at least 12 months. If the Company's estimates or assumptions prove to be incorrect, the Company may require additional capital. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to the Company. Failure to secure additional financing, if and when needed, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       NETSPEAK CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE NO.
                                                                        --------
Independent Auditors' Report.............................................  23

Consolidated Balance Sheets as of December 31, 1998 and 1999.............  24

Consolidated Statements of Operations for the years ended December 31,
1997, 1998 and 1999......................................................  25

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1997, 1998 and 1999.........................................  26

Consolidated Statements of Cash Flows for the years ended December 31,
1997, 1998 and 1999......................................................  27

Notes to Consolidated Financial Statements...............................  28

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of NetSpeak Corporation:

We have audited the accompanying consolidated balance sheets of NetSpeak Corporation and subsidiary (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 1, 2000 (February 1, 2000 as to the
                  employment agreements in Note 6)

                       NETSPEAK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   DECEMBER 31,
                                                                                -------------------
                                                                                  1998       1999
                                                                                --------   --------
ASSETS

Cash and cash equivalents                                                       $ 34,117   $ 23,109
Short-term investments                                                            10,805     11,160
Accounts receivable, net of allowances for doubtful accounts of $709 and
$1,200 at December 31, 1998 and 1999, respectively                                   976      2,814
Inventory                                                                            798        211
Prepaid and other current assets                                                     422        330
                                                                                --------   --------
            Total current assets                                                  47,118     37,624

Property and equipment, net                                                        3,614      2,527
Other assets                                                                         993        795
                                                                                --------   --------
                                                                                $ 51,725   $ 40,946
                                                                                ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                $    706   $    637
Accrued compensation                                                               1,289      1,073
Other accrued expenses                                                               436      1,080
Unearned revenue                                                                   1,610        361
                                                                                --------   --------
            Total current liabilities                                              4,041      3,151
                                                                                --------   --------
Commitments and contingencies (Notes 6 and 7)                                         --         --

Shareholders' equity:
     Preferred stock:  1,000,000 shares of $0.01 par value
         authorized; no shares issued or outstanding
     Common stock: 75,000,000 shares of $0.01 par value authorized at December
         31, 1998 and 1999, respectively; 12,750,803 and 13,375,716 shares issued and outstanding at December 31, 1998 and 1999,
         respectively                                                                127        134
     Additional paid-in capital                                                   68,147     70,658
     Accumulated deficit                                                         (20,651)   (32,863)
     Accumulated other comprehensive income                                           61       (134)
                                                                                --------   --------
            Total shareholders' equity                                            47,684     37,795
                                                                                --------   --------
                                                                                $ 51,725   $ 40,946
                                                                                ========   ========

          See accompanying notes to consolidated financial statements.

                       NETSPEAK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                               1997         1998         1999
                                             --------     --------     --------
Net revenues ............................    $  5,353     $  7,719     $  7,637

Operating expenses:
      Cost of revenues ..................         931        1,495          583
      Research and development ..........       5,496        9,586        8,239
      Sales and marketing ...............       2,919        7,678        9,185
      General and administrative ........       1,631        3,105        3,710
                                             --------     --------     --------
              Total operating expenses...      10,977       21,864       21,717

Loss from operations ....................      (5,624)     (14,145)     (14,080)

Interest and other income ...............         753        2,500        1,902
Other charges ...........................          --         (383)          --
                                             --------     --------     --------
Loss before income taxes ................      (4,871)     (12,028)     (12,178)

Income taxes ............................         209           35           34
                                             --------     --------     --------
Net loss ................................    $ (5,080)    $(12,063)    $(12,212)
                                             ========     ========     ========
Net loss per share (basic and diluted) ..    $  (0.54)    $  (0.98)    $  (0.95)
                                             ========     ========     ========
Weighted-average shares outstanding .....       9,396       12,282       12,920
                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

                       NETSPEAK CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                        COMMON STOCK          ADDITIONAL                      OTHER
                                   ----------------------       PAID-IN      ACCUMULATED   COMPREHENSIVE
                                    SHARES        AMOUNT        CAPITAL        DEFICIT        INCOME          TOTAL
                                   --------      --------     ----------     -----------   -------------    --------
Balance at December 31, 1996          7,699      $     77      $  9,110       $ (3,508)      $     --       $  5,679

Issuance of common stock ......       2,400            24        17,985             --             --         18,009
Exercise of warrant ...........         453             5         2,486             --             --          2,491
Exercises of stock options ....           3            --             9             --             --              9
Net loss ......................          --            --            --         (5,080)            --         (5,080)
                                   --------      --------      --------       --------       --------       --------
Balance at December 31, 1997         10,555           106        29,590         (8,588)            --         21,108

Issuance of common stock ......       1,334            13        36,740             --             --         36,753
Exercise of warrant ...........         174             2            (2)            --             --             --
Exercises of stock options ....         681             6         1,782             --             --          1,788
Stock issuance under employee
   stock purchase plan ........           7            --            37             --             --             37
Comprehensive income (loss):
  Net loss ....................          --            --            --        (12,063)            --        (12,063)
  Other comprehensive income...          --            --            --             --             61             61
                                   --------      --------      --------       --------       --------       --------
                                         --            --            --        (12,063)            61        (12,002)
                                   --------      --------      --------       --------       --------       --------
Balance at December 31, 1998         12,751           127        68,147        (20,651)            61         47,684

Exercises of stock options.....         608             7         2,342             --             --          2,349
Stock issuance under employee
   stock purchase plan ........          17            --           169             --             --            169
Comprehensive income (loss):
  Net loss ....................          --            --            --        (12,212)            --        (12,212)
  Other comprehensive income...          --            --            --             --           (195)          (195)
                                   --------      --------      --------       --------       --------       --------
                                         --            --            --        (12,212)          (195)       (12,407)
                                   --------      --------      --------       --------       --------       --------
Balance at December 31, 1999         13,376      $    134      $ 70,658       $(32,863)      $   (134)      $ 37,795
                                   ========      ========      ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                       NETSPEAK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                       1997         1998         1999
                                                                     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................................  $ (5,080)    $(12,063)    $(12,212)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation ................................................       609        1,524        1,863
      Provision for bad debts .....................................        --          815          625
      Common stock issued for services ............................        66           --           --
      Changes in assets and liabilities:
           Accounts receivable ....................................      (558)        (893)      (2,463)
           Inventory ..............................................      (269)        (529)         587
           Prepaid and other current assets .......................       (17)        (137)          92
           Other assets ...........................................      (192)        (476)         198
           Accounts payable .......................................       584           30          (69)
           Accrued compensation ...................................       604          602         (216)
           Other accrued expenses .................................       292          (38)         644
           Unearned revenue .......................................    (1,986)       1,354       (1,249)
                                                                     --------     --------     --------
               Net cash used in operating activities ..............    (5,947)      (9,811)     (12,200)
                                                                     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment ..........................................    (1,737)      (2,960)        (776)
   Purchase of short-term investments .............................   (26,996)     (12,647)     (15,064)
   Maturities and sales of short-term investments .................    12,660       16,239       14,514
                                                                     --------     --------     --------
              Net cash (used in) provided by investing activities..   (16,073)         632       (1,326)
                                                                     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .........................    17,943       36,753           --
   Proceeds from exercise of warrant ..............................     2,491           --           --
   Proceeds from exercise of stock options ........................         9        1,788        2,349
   Proceeds from issuance of common stock under
      employee stock purchase plan ................................        --           37          169
                                                                     --------     --------     --------
             Net cash provided by financing activities ............    20,443       38,578        2,518
                                                                     --------     --------     --------
Net (decrease) increase in cash and cash equivalents ..............    (1,577)      29,399      (11,008)

Cash and cash equivalents, beginning of period ....................     6,295        4,718       34,117
                                                                     --------     --------     --------
Cash and cash equivalents, end of period ..........................  $  4,718     $ 34,117     $ 23,109
                                                                     ========     ========     ========
SUPPLEMENTAL INFORMATION:

Cash paid for income taxes ........................................  $     60     $     16     $     21
                                                                     ========     ========     ========
NONCASH INVESTING AND FINANCING ACTIVITIES - SEE NOTE 4

          See accompanying notes to consolidated financial statements.

                       NETSPEAK CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The market for the Company's products and solutions is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of December 31, 1999, the Company had an accumulated deficit of $32.9 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include, but are not limited to, the Company's limited operating history, the Company's ability to develop a recurring revenue stream, the volume of revenues generated from the Company's strategic partners from sales of products incorporating the Company's technology, the Company's ability to attract new partners and develop additional distribution channels for its products and technology, the effectiveness of the Company's sales and marketing activities, the need for ongoing product development in an environment of rapid technological change, the Company's ability to transition from a technology oriented to a product based company, the acceptance of the Company's products in the marketplace, the timing and scope of deployments of the Company's products by customers, technical difficulties with respect to the Company's products or products in development, the emergence of new competitors in the marketplace, the timing of new product announcements and releases by the Company and its competitors, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the budgeting cycles of potential customers, the uncertainty of the Internet and Internet Protocol ("IP") based networks as a medium for real-time voice and video communications, the uncertainty of future governmental regulation, the Company's ability to manage growth, obtain patent protection, obtain additional funds and general economic conditions. The Company believes that it has adequate capital resources to sustain its operations for a period of at least twelve months. If the Company's estimates or assumptions prove to be incorrect, the Company may require additional capital. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to the Company. Failure to secure additional financing, if and when needed, may have a material adverse effect on the Company's business, financial condition and results of operations.

      CONSOLIDATION - The consolidated financial statements include the accounts of NetSpeak and its wholly-owned subsidiary, ITC. Intercompany transactions and balances have been eliminated in consolidation.

      FINANCIAL INSTRUMENTS - The Company considers all highly liquid interest-earning investments with contractual maturities of three months or less to be cash equivalents. Short-term investments generally mature between three months and three years from the date of purchase. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Short-term investments are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity. The Company minimizes its credit risk associated with cash equivalents and short-term investments by using high quality credit instruments.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the Consolidated Balance Sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments, which are presented herein, have been determined by the Company using available market information. As of December 31, 1998 and 1999, there were no significant differences between cost and fair value of short-term investments.

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

      REVENUE RECOGNITION - The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, With Respect to Certain Transactions". The Company generates revenues from product licenses and fees for services. Product license revenues are generally recognized upon product shipment provided that no significant post-delivery obligations exist and payment is due within one year. Service revenues include fees for customer support, product maintenance and professional engineering services. Service revenues for customer support and product maintenance are recognized ratably over the term of the maintenance period, which is typically twelve months. Costs related to customer support are included as a component of sales and marketing. Service revenues for professional engineering services are generally recognized when the services are performed. Product license and service revenues are recognized upon customer acceptance, if required. Advance payments of product licenses and services are reported as unearned revenue until all conditions for revenue recognition are met.

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

      ACCOUNTING FOR STOCK BASED COMPENSATION - The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations (collectively, "APB 25"). The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes required financial accounting and reporting standards for stock-based employee compensation plans.

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

      NET LOSS PER SHARE - The Company computes net loss per share under SFAS No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options and warrants to purchase 3,284,000 and 3,378,000 common shares from the weighted-average shares outstanding calculation for the years ended December 31, 1998 and 1999, as their effect was anti-dilutive.

      COMPREHENSIVE INCOME (LOSS) - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive income (loss) is comprised of unrealized gains (losses) on investments. The tax benefit or expense, as well as any reclassifications related to components of other comprehensive income (loss), were not significant.

      Risks and Uncertanties - The Company's operating results and financial condition have varied and may continue to vary significantly in the future depending on a number of factors. The following factors may have a material adverse effect upon the Company's business, financial condition and results of operations.

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

       TECHNOLOGICAL ADVANCEMENTS AND COMPETITION - The market for the Company's products is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As a result, the timing of demand and market acceptance of the Company's products and technologies is subject to a high degree of uncertainty, which may cause uncertainty regarding future sales of the Company's products, services and technology.

      Reclassifications - Certain reclassifications to the prior years' Consolidated Financial Statements have been made to conform to the current year presentation.

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      Cash and cash equivalents and short-term investments consist of the following:

                                                                 DECEMBER 31,
                                                             ------------------
                                                               1998       1999
                                                             -------    -------
                                                               (in thousands)
U.S. Treasury Notes .....................................    $10,788    $11,143
Certificate of Deposit ..................................         17         17
                                                             -------    -------
Short-term investments ..................................     10,805     11,160
Cash and cash-equivalents ...............................     34,117     23,109
                                                             -------    -------
Cash and cash equivalents and short-term investments ....    $44,922    $34,269
                                                             =======    =======

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                 DECEMBER 31,
                                                             ------------------
                                                               1998       1999
                                                             -------    -------
                                                               (in thousands)
Computer equipment .....................................    $ 4,690     $ 5,303
Furniture, fixtures and office equipment ...............        687         728
Leasehold improvements .................................        559         561
                                                            -------     -------
Property and equipment, cost ...........................      5,936       6,592
Accumulated depreciation ...............................     (2,322)     (4,065)
                                                            -------     -------
Property and equipment, net ............................    $ 3,614     $ 2,527
                                                            =======     =======

      Depreciation expense during 1997, 1998 and 1999 was $609,000, $1,524,000 and $1,863,000, respectively.

4. SHAREHOLDERS' EQUITY

      On June 3, 1997, the Company closed on the initial public offering of its Common Stock. The Company offered and sold 2,400,000 shares of the common stock at an initial public offering price of $8.75 per share, raising proceeds, net of offering costs, of $17,943,000. Upon consummation of the offering, Motorola exercised a previously granted warrant to purchase 453,000 shares of common stock for $2,491,000.

      In January 1998, the Company entered into a joint development and equity agreement with Bay Networks, Inc., which was subsequently acquired by Nortel Networks Corporation. In conjunction with the agreement, on February 3, 1998, the Company issued 1,334,000 shares of common stock to Bay Networks, Inc., raising $36,753,000, net of offering costs.

      On June 18, 1998, the Company's shareholders approved an increase in authorized common stock from 25,000,000 shares, $0.01 par value per share, to 75,000,000 shares, $0.01 par value per share.

      During 1998, the Company received $1,788,000 from the exercise of 681,000 stock options, of which 532,000 were exercised by employees and 149,000 by non-employees.

      The Company received $2,349,000 during 1999 from the exercise of 608,000 stock options, of which 584,000 were exercised by employees and 24,000 by non-employees.

      The Company has authorized 1,000,000 shares of preferred stock, $0.01 par value. No shares of preferred stock have been issued.

5. STOCK BASED COMPENSATION AND EMPLOYEE STOCK PURCHASE PLAN

      STOCK OPTION PLAN - Under the Company's 1995 Amended Stock Option Plan (the "Plan"), the Company may grant stock options to key employees, consultants, officers and directors. The exercise price of each option must not be less than the fair market value of the Company's stock on the date of grant and an option's maximum term is 10 years. Incentive stock options vest equally over three years beginning on the first anniversary date of the grant, while non-statutory options vest over various periods.

      A summary of the status of the Plan as of December 31, 1997, 1998 and 1999, and changes during the periods ended on those dates, is presented below:

                                                                             PRICE PER SHARE
                                                                      ------------------------------
                                                                                           WEIGHTED-
                                                                                            AVERAGE
                                                         SHARES            RANGE             PRICE
                                                     --------------   --------------       ---------
                                                     (in thousands)
Outstanding at December 31, 1996.........                 1,986       $1.00 to  5.50        $ 2.76
  Granted................................                   294        5.50 to 26.88         10.71
  Exercised..............................                     3                 2.50          2.50
  Canceled...............................                    39        2.50 to  8.75          6.72
                                                          -----       --------------        ------
Outstanding at December 31, 1997.........                 2,238        1.00 to 26.88          3.70
  Granted................................                 1,480        6.94 to 31.81         12.64
  Exercised..............................                   532        1.00 to  8.75          2.66
  Canceled...............................                   242        2.50 to 31.81         13.15
                                                          -----       --------------        ------
Outstanding at December 31, 1998.........                 2,944        1.00 to 27.13          7.61
  Granted................................                 1,273        8.75 to 20.25         11.23
  Exercised..............................                   584        1.00 to 12.63          3.92
  Canceled...............................                   547        5.50 to 27.13         13.26
                                                          -----       --------------        ------
Outstanding at December 31, 1999.........                 3,086       $1.00 to 24.25        $ 8.80
                                                          =====       ==============        ======

      The following table summarizes information about employee stock options outstanding at December 31, 1999:

                                         OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                       ---------------------------------------------------------  -------------------------------------
                                            WEIGHTED-AVERAGE
                                               REMAINING          WEIGHTED-                              WEIGHTED-
      RANGE OF                                 CONTRACTUAL          AVERAGE                                AVERAGE
  EXERCISE PRICE           OUTSTANDING        LIFE (YEARS)     EXERCISE PRICE          EXERCISABLE      EXERCISE PRICE
----------------       -------------------  ----------------   --------------          -----------      --------------
                         (in thousands)                                               (in thousands)
$ 1.00 to   5.50                982                6.2             $ 2.99                   982             $ 2.99
  7.00 to  11.00              1,167                9.2               9.81                   300               9.64
 11.13 to  24.25                937                8.9              13.63                   179              13.65
                              -----                ---             ------                 -----             ------
$ 1.00 to  24.25              3,086                8.1             $ 8.80                 1,461             $ 5.66
                              ======               ===             =======                =====             ======

      The fair value of each employee stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of employee stock options granted in 1997, 1998 and 1999 was $4.69, $6.91 and $6.32, respectively. The following assumptions were used:

                                    DECEMBER 31,
                       --------------------------------------
                         1997           1998            1999
                       -------        -------         -------
Expected life          5 years        5 years         5 years
Interest rate            6.00%          6.00%           6.00%
Volatility                 60%            56%             59%
Dividends                 None           None            None

      STOCK PURCHASE PLAN - The NetSpeak Employee Stock Purchase Plan ("ESPP") provides for the issuance of a maximum of 400,000 shares of Common Stock to all eligible employees of the Company. To participate in the ESPP, an employee must authorize the Company to deduct an amount not more than 15% of a participant's compensation from his or her pay during six-month periods (each a "Purchase Period"). The exercise price for the Purchase Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Purchase Period. The Company issued 7,000 and 17,000 shares, at an average price of $5.44 and $9.83 per share, in 1998 and 1999, respectively, under the ESPP.

      STOCK COMPENSATION PLANS - As of December 31, 1999, the Company has two stock-based compensation plans, which are described above. The Company applies APB 25 in accounting for its plans. Accordingly, no compensation expense has been recognized for options granted under the Plan or for the ESPP. Had compensation expense been determined based upon the fair value at the grant dates for the awards under those plans consistent with the methods prescribed by SFAS No. 123, the Company's net loss and net loss per share, on a pro forma basis, would have been:

                                                        1997          1998           1999
                                                     ---------     ----------     ----------
Proforma net loss (in thousands) ................    $  (5,599)    $  (14,405)    $  (16,804)
Proforma net loss per share (basic and diluted)..    $   (0.60)    $    (1.17)    $    (1.30)

6. COMMITMENTS

      The Company leases its office facility and certain equipment under operating leases with remaining lease terms in excess of one year. Future minimum lease payments as of December 31, 1999 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
          2000..................         $ 372
          2001..................            70
          2002..................             4
                                         -----
                                         $ 446
                                         =====

      Rent expense for the periods ended December 31, 1997, 1998 and 1999 was approximately $168,000, $346,000 and $357,000, respectively.

      The Company has a 401(k) deferred compensation plan for all employees meeting certain service requirements. The Company matches employee contributions to the plan at its discretion. The Company's contributions during the years ended December 31, 1997, 1998 and 1999 were $19,000, $38,000 and $115,000, respectively. The administrative costs of the plan are paid by the Company.

      The Company has entered into employment agreements with five officers with base salaries aggregating $1,110,000 annually. On January 31, 2000 and February 17, 2000, Robert Kennedy, the Company Vice-Chairman, and Stephen R. Cohen, the Company's Chairman and Chief Executive Officer, resigned from the Company, respectively. The Company incurred aggregate severance costs in the first quarter of 2000 of $264,000 associated with these resignations. As of February 17, 2000, subsequent to Mr. Kennedy's and Mr. Cohen's resignations, the Company had outstanding employment agreements with three officers with base salaries aggregating $585,000 annually. The terms of these agreements are for two years, with renewal provisions.

      The Company has entered into Indemnification Agreements with each of the existing directors and officers, which provides for the maximum indemnification permitted by law.

7. CONTINGENCIES

      LITIGATION -

      During 1998, certain shareholder litigation was filed against the Company and its senior officers and directors in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County. The purported class action alleges that the Company made false and misleading statements to shareholders in connection with Motorola's partial tender offer (see note 9) and that certain of the Company's senior officers and directors improperly tendered their shares. In December 1999, the parties reached an agreement in principle to settle this litigation at a cost of $7.0 million, of which the Company has agreed to pay $500,000 toward the settlement, which was accrued in the December 31, 1999 financial statements, with the balance to be funded by the Company's insurance carriers and the individual defendants in the action. This settlement is subject to various contingencies, including obtaining Court approval. Although there can be no assurance that all of these contingencies will be satisfied, the Company and its counsel believe that the settlement will be resolved in accordance with the agreement in principle and will be consummated by the end of the second quarter of 2000.

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

8. INCOME TAXES

      The Company's provision for income taxes consists of the following:

                                                    DECEMBER 31,
                                        ------------------------------------
                                         1997           1998            1999
                                        -----           ----            ----
                                                   (in thousands)
Current - State.....................    $   -           $  -            $ 20
Current - Foreign...................       60             16               -
Deferred - Foreign..................      149             19              14
                                        -----           ----            ----
                                        $ 209           $ 35            $ 34
                                        =====           ====            ===-

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases. As of December 31, 1998 and 1999, the Company had deferred tax assets as follows:

                                                        DECEMBER 31,
                                                  ------------------------
                                                    1998            1999
                                                  --------        --------
                                                       (in thousands)
Deferred tax assets:
Accrued liabilities........................            $ -        $    301
Unearned revenue - foreign.................             14               -
Allowance for doubtful accounts............              -             474
Fixed assets...............................            483             727
Other reserves.............................              -             279
Other......................................            527             (24)
Net operating loss carryforwards...........          9,406          15,798
Valuation allowance........................        (10,416)        (17,555)
                                                  --------        --------
     Net deferred tax asset................       $     14        $      -
                                                  ========        ========

      The valuation allowance has been established to reduce the deferred tax asset to an amount that is more likely than not to be realized, and is based on the uncertainty as to the utilization of the net operating loss carryforwards due to the Company's short operating history and losses to date.

      As of December 31, 1999, the Company had approximately $41.4 million and $30.8 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income; such carryforwards begin to expire in 2009. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

      The Company's income tax provisions differed from the statutory federal rate of 34.0% as follows:

                                                   DECEMBER 31,
                                        -----------------------------------
                                         1997          1998          1999
Statutory rate applied to
   earnings before income taxes.......   34.0 %        34.0 %        34.0 %
State rate net of federal benefit.....    3.6           3.6           3.6
Foreign taxes and other...............   (4.3)         (0.3)         (0.3)
Valuation allowance...................  (37.6)        (37.6)        (37.6)
                                        -------       -------       ------
Income tax provision..................   (4.3)%        (0.3)%        (0.3)%
                                        =======       =======       ======

9. RELATED PARTY TRANSACTIONS

      On April 22, 1998, Motorola consummated a cash tender offer, acquiring 2,686,470 shares of the Company's Common Stock. The Company incurred $383,000 in other charges as a result of the cash tender offer. Upon consummation of the tender offer, Motorola purchased an additional 35,000 shares of common stock from two officers at the tender offer price. As of December 31, 1999, Motorola owned 29.5% of the total outstanding common shares of the Company.

      In November 1998 and March 1999, the Company advanced an aggregate of $500,000 to an officer of the Company, which is evidenced by interest-bearing promissory notes. The Company will forgive one third of the principal amount of the loan, and accrued interest thereon, on the first, second and third anniversary of the related promissory notes, provided that the officer continues to be employed by the Company on such dates. During 1999, the Company forgave $153,000 of principal and interest on the loan. In the event that the officer leaves the Company or is terminated with cause, any unforgiven principal amount of the loan, together with accrued interest thereon, will be payable in full. The Company is providing for a reserve on this loan through a monthly pro-rata charge to compensation expense.

10. CONCENTRATION OF RISK

      A limited number of customers have historically accounted for a significant portion of the Company's net revenues. Customers that represented in excess of 10% of the Company's total net revenues are as follows:

                                  YEAR ENDED DECEMBER 31,
                          ---------------------------------------
                          1997              1998             1999
                          ====              ====             ----
Motorola                    0%               17%              59%
Customer A                 13%               30%              0%
Customer B                  0%               15%              1%
Customer C                 47%               8%               1%

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                           QUARTER ENDED
                          ----------------------------------------------------
                          MARCH 31,     JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                          ---------     --------   -------------  ------------
                                 (in thousands, except per share data)

1998
Net revenues .......      $ 2,413       $ 2,930       $   769       $ 1,607
Operating loss .....       (2,339)       (2,826)       (5,105)       (3,875)
Net loss ...........       (2,235)       (2,109)       (4,434)       (3,285)
Net loss per share..      $ (0.19)      $ (0.17)      $ (0.35)      $ (0.27)

1999
Net revenues .......      $ 1,512       $ 1,024       $ 2,016       $ 3,085
Operating loss .....       (4,076)       (4,151)       (2,933)       (2,920)
Net loss ...........       (3,553)       (3,685)       (2,515)       (2,459)
Net loss per share..      $ (0.28)      $ (0.29)      $ (0.19)      $ (0.19)

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

                 (1)  Consolidated Financial Statements

                 Reference is made to the Index to Consolidated Financial Statements included in Part II, Item 8 of this Report.

                 (2)   Financial Statement Schedules

                Independent Auditors' Report
                Schedule II - Valuation Accounts

                 All other schedules for which provision is made in applicable regulations of the Commission are omitted because they are not applicable or the required information is in the Consolidated Financial Statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of NetSpeak Corporation:

      We have audited the consolidated financial statements of NetSpeak Corporation and subsidiary (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 1, 2000 (February 17, 2000 as to the employment agreements in Note 6); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 1, 2000

                              NETSPEAK CORPORATION

                                   SCHEDULE II
                               VALUATION ACCOUNTS

                                                               CHARGED TO
                                            BEGINNING      SALES & MARKETING                             END OF
                                            OF PERIOD           EXPENSES           WRITE-OFFS            PERIOD
                                           ----------      -----------------       ----------          ----------
1997
Deducted from asset accounts:
  Allowance for doubtful accounts          $       --          $       --          $       --          $       --
                                           ----------          ----------          ----------          ----------
                                           $       --          $       --          $       --          $       --
                                           ==========          ==========          ==========          ==========

1998
Deducted from asset accounts:
  Allowance for doubtful accounts          $       --          $  815,000          $  106,000          $  709,000
                                           ----------          ----------          ----------          ----------
                                           $       --          $  815,000          $  106,000          $  709,000
                                           ==========          ==========          ==========          ==========

1999
Deducted from asset accounts:
  Allowance for doubtful accounts          $  709,000          $  625,000          $  134,000          $1,200,000
                                           ----------          ----------          ----------          ----------
                                           $  709,000          $  625,000          $  134,000          $1,200,000
                                           ==========          ==========          ==========          ==========

             (b) Exhibits.

EXHIBIT
   NO.                               DESCRIPTION
   ---                               -----------
   3.1         Certificate of Incorporation, as amended.(1)
   3.2         Bylaws.(1)
   4.1         Specimen Certificate of Common Stock.(1)
  10.1         1995 Stock Option Plan, as amended.(1)*
  10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(1)*
  10.3         Employment Agreement between the Registrant and Stephen R.
               Cohen.(1)*
  10.4         Employment Agreement between the Registrant and Robert
               Kennedy.(1)*
  10.6         Employment Agreement between the Registrant and John W.
               Staten.(1)*
  10.7         Employment Agreement between the Registrant and Harvey
               Kaufman.(1)*
  10.9 Leases relating to premises at 902 Clint Moore Road, Boca Raton, Florida.(1)
  10.10 Common Stock and Warrant Purchase Agreement between the Registrant and Motorola, Inc.(1)
  10.11 Right of First Negotiation Agreement between the Registrant and Motorola, Inc.(1)
  10.18 Tender Agreement dated March 18, 1998 between the Registrant and Motorola, Inc. (3)
  10.19 Joint Development and License Agreement dated March 18, 1998 between the Registrant and Motorola, Inc. (2)(3)
  10.20        Employment Agreement between the Registrant and Michael R.
               Rich.(4)*
  21.1         List of Subsidiaries of the Registrant.(1)
  23.2         Consent of Deloitte & Touche LLP, independent auditors.(5)
  27.1         Financial Data Schedule.(5)

------------------
*    Management compensation plan or arrangement
(1) Previously filed and incorporated by reference to an Exhibit of the same number in the Company's Registration Statement on Form S-1 (File Number 333-22123).
(2) A request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended has been granted for certain portions of this Exhibit.
(3) Previously filed and incorporated by reference to an Exhibit in the Registrant's Schedule 14D-9 Solicitation/Accommodation Statement dated March 25, 1998.
(4) Previously filed and incorporated by reference to an Exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(5)  Filed herewith.


         (b)  Reports on Form 8-K:

              No Current Report on Form 8-K was filed by the Company in the fourth quarter ended December 31,1999.

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

                                      NETSPEAK CORPORATION

                                      By: /s/ MICHAEL R. RICH
                                          --------------------------------------
                                              Michael R. Rich, Chairman of the
                                              Board, Chief Executive Officer,
                                              President, Chief Operating Officer

March 30, 2000

      Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date stated.

           SIGNATURE                               TITLE                               DATE
           ---------                               -----                               ----
/s/ JOHN W. STATEN                     Chief Financial Officer (Principal      March 30, 2000
--------------------------------       Financial and Accounting Officer)
    John W. Staten

/s/ STEPHEN EARHART                    Director                                March 30, 2000
--------------------------------
     Stephen Earhart

/s/ SCOTT POTERACKI                    Director                                March 30, 2000
--------------------------------
    Scott Poteracki

/s/ A. JEFFRY ROBINSON                 Director                                March 30, 2000
--------------------------------
    A. Jeffry Robinson

/s/ MARTIN SHUM                        Director                                March 30, 2000
--------------------------------
    Martin Shum

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------
  23.2             Independent Auditors' Consent

  27               Financial Data Schedule