Form 10-Q
period 2000-03-31
NETSPEAK CORP
filed 2000-05-15
CIK 1007209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ______________ to_________________.


Commission File Number 0-22521


                              NETSPEAK CORPORATION
                            (Exact Name of Registrant
                           as Specified in Its Charter)


                 Florida                                    65-0627616
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                      Identification No.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Shares Outstanding at April 28, 2000
-------------------------------------       ------------------------------------
Common Stock, $.01 par value                           13,821,210

================================================================================

                              NETSPEAK CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

                                                                        Page No.
                                                                        --------
    Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1999
   and March 31, 2000.....................................................  3

Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 2000...................................  4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 2000...................................  5

Notes to Condensed Consolidated Financial Statements......................  6


    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................  8

PART II - OTHER INFORMATION
---------------------------

Other Information........................................................  12

Signatures...............................................................  13

PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  FINANCIAL STATEMENTS

                              NETSPEAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                           December 31,     March 31,
                                                               1999           2000
                                                           ------------     ---------
ASSETS

Cash and cash equivalents                                    $ 23,109       $ 27,234
Short-term investments                                         11,160          6,749
Accounts receivable, net                                        2,814          3,940
Prepaid and other current assets                                  541            310
                                                             --------       --------
          Total current assets                                 37,624         38,233

Property and equipment, net                                     2,527          2,260
Other assets                                                      795            660
                                                             --------       --------
                                                             $ 40,946       $ 41,153
                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                             $    637       $    550
Accrued compensation                                            1,073          1,115
Other accrued expenses                                          1,080          1,195
Unearned revenue                                                  361            505
                                                             --------       --------
          Total current liabilities                             3,151          3,365
                                                             --------       --------

Commitments and contingencies                                      --             --

Shareholders' equity:
Preferred stock:  1,000,000 shares of $.01 par value
   authorized; no shares issued or outstanding
Common stock: 75,000,000 shares of $.01 par value
   authorized; 13,375,716 and 13,821,210 issued and
   outstanding at December 31, 1999 and March 31, 2000,
   respectively                                                   134            138
Additional paid-in capital                                     70,658         71,856
Accumulated deficit                                           (32,863)       (34,114)
Accumulated other comprehensive loss                             (134)           (92)
                                                             --------       --------
          Total shareholders' equity                           37,795         37,788
                                                             --------       --------
                                                             $ 40,946       $ 41,153
                                                             ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                 Three months ended
                                                     March 31,
                                             -----------------------
                                                1999          2000
                                             --------       --------
Net revenues                                 $  1,512       $  4,380

Operating expenses:
    Cost of revenues                               93            503
    Research and development                    2,400          1,932
    Sales and marketing                         2,297          2,390
    General and administrative                    798          1,219
                                             --------       --------
               Total operating expenses         5,588          6,044

Loss from operations                           (4,076)        (1,664)

Interest and other income                         534            452
                                             --------       --------

Loss before income taxes                       (3,542)        (1,212)

Income taxes                                       11             39
                                             --------       --------

Net loss                                     $ (3,553)      $ (1,251)
                                             ========       ========

Net loss per share (basic and diluted)       $  (0.28)      $  (0.09)
                                             ========       ========

Weighted-average shares outstanding            12,770         13,626
                                             ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Three months ended
                                                                               March 31,
                                                                        -----------------------
                                                                          1999           2000
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (3,553)      $ (1,251)
Adjustments to reconcile net loss to net cash
   used in operations:
Depreciation                                                                 464            439
Provision for bad debts                                                      262             --
Changes in assets and liabilities:
     Accounts receivable                                                      97         (1,126)
     Prepaid and other current assets                                        396            231
     Other assets                                                            107            135
     Accounts payable                                                       (249)           (87)
     Accrued compensation                                                    (86)            42
     Other accrued expenses                                                   12            115
     Unearned revenue                                                     (1,246)           144
                                                                        --------       --------
               Net cash used in operating activities                      (3,796)        (1,358)
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                       (182)          (172)
Purchase of short-term investments                                        (7,166)        (1,998)
Maturities and sales of short-term investments                             7,052          6,451
                                                                        --------       --------
               Net cash (used in) provided by investing activities          (296)         4,281
                                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of employee stock options                            112          1,202
                                                                        --------       --------
               Net cash provided by financing activities                     112          1,202
                                                                        --------       --------

Net (decrease) increase in cash and cash equivalents                      (3,980)         4,125

Cash and cash equivalents, beginning of period                            34,117         23,109
                                                                        --------       --------

Cash and cash equivalents, end of period                                $ 30,137       $ 27,234
                                                                        ========       ========
SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                              $     --       $     28
                                                                        ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

     The interim condensed consolidated financial statements of NetSpeak Corporation (the "Company") as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 are unaudited. Such interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's 1999 Form 10-K.

2. NET LOSS PER SHARE

      The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options and warrants to purchase 3,900,000 and 2,981,000 common shares from the weighted-average shares outstanding calculation for the three months ended March 31, 1999 and 2000, respectively, as their effect was anti-dilutive.

3. COMMITMENTS AND CONTINGENCIES

      LITIGATION - During 1998, certain shareholder litigation was filed against the Company and its senior officers and directors in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County. The purported class action alleges that the Company made false and misleading statements to shareholders in connection with Motorola's partial tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. In December 1999, the parties reached an agreement in principle to settle this litigation for $7.0 million, of which the Company has agreed to pay $500,000 (which amount was accrued in the December 31, 1999 financial statements) toward the settlement with the balance to be funded by the Company's insurance carriers and the individual defendants in the action. This settlement is subject to various contingencies, including obtaining court approval. Although there can be no assurance that all of these contingencies will be satisfied, the Company and its counsel believe that the settlement will be resolved in accordance with the agreement in principle and will be consummated by the end of the third quarter of 2000.

     The Company may, from time to time, be involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such actions known to date will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     At present, there are few laws or regulations that specifically address access to or commerce on the Internet. The increasing popularity and use of the Internet, however, enhances the risk that the governments of the United States and other countries, in which the Company sells or expects to sell its products, will seek to regulate computer telephony and the Internet with respect to, among other things, user privacy, pricing and the characteristics and quality of products and services. The Company is unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on its business, financial condition, results of operations or cash flows.

4. TOTAL COMPREHENSIVE LOSS

                                                          Three months ended
                                                               March 31,
                                                       -----------------------
                                                          1999          2000
                                                       --------       --------

Net loss                                               $ (3,553)      $ (1,251)

Adjustment to reconcile net loss to
  total comprehensive loss:

     Unrealized (loss) gain on investments                  (79)            42
                                                       --------       --------
Comprehensive loss                                     $ (3,632)      $ (1,209)
                                                       ========       ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      NetSpeak Corporation ("NetSpeak" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. The forward-looking statements are based on management's beliefs as well as on a number of assumptions concerning future events. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's limited operating history, the Company's need to develop a recurring revenue stream, the acceptance of the Company's products in the marketplace, dependence on strategic partners, the Company's need to develop additional distribution channels for its products and technology, the effectiveness of the Company's sales and marketing activities, the timing and scope of deployments of the Company's products by customers, the need for ongoing product development in an environment of rapid technological change, technical difficulties with respect to the Company's products or products in development, the emergence of new competitors in the marketplace, the timing of new product announcements and releases by the Company and its competitors, the uncertainty of future governmental regulation, the Company's ability to manage growth, obtain patent protection, obtain additional funds, general economic conditions and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission.

INTRODUCTION

      The Company generates revenues from product licenses and fees for services. The principal end-users of the Company's products and solutions are service providers, including traditional and new telecommunications carriers, Internet service providers and cable companies. The Company distributes its products through its direct sales force, value-added resellers ("VARs"), system integrators ("SIs") and original equipment manufacturers ("OEMs"). Product license revenues are generally recognized upon product shipment provided that no significant post-delivery obligations exist and payment is due within one year. Service revenues include fees for customer support, product maintenance and professional engineering services. Service revenues for customer maintenance and support are recognized ratably over the term of the maintenance period, which is typically 12 months. Professional engineering service revenues are generally recognized when the services are performed. Product license and service revenues are recognized upon customer acceptance, if required. Advance payments of product licenses and services are reported as unearned revenue until all conditions for revenue recognition are met. All research and development costs to date have been expensed as incurred.

      During 1999, the Company transitioned its strategy from technology oriented to product and market-focused. As part of its transition, the Company also began expanding its distribution channels, increasing its direct sales force and developing indirect sales channels, targeting VARs, SIs and OEMs that concentrate on the data networking industry. Since inception, the Company has generated a significant percentage of its revenues through several of its key strategic partners. For the three months ended March 31, 2000 and March 31, 1999, Motorola accounted for 33%, and 76% of the Company's net revenues, respectively. As the Company is still in the process of expanding and diversifying its sales channels, its revenues are still heavily dependent on its strategic partners. Significant variations in revenues from any or a combination of the Company's key strategic partners may result in fluctuations of the Company's revenues.

      The market for the Company's products and solutions is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of March 31, 2000, the Company had an accumulated deficit of $34.1 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include, but are not limited to, those set forth above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

      Net revenues for the three months ended March 31, 2000 were $4.4 million as compared to $1.5 million for the three months ended March 31, 1999.

      Sales of call management products for the three months ended March 31, 2000 and 1999 accounted for 69% and 79% of net revenues, respectively. The increase in call management product sales was due to the Company obtaining new service provider customers as well as greater OEM sales as a result of the February 2000 OEM agreement with Fujitsu Business Communications Systems.

       Professional services accounted for 31% and 6% of net revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in professional service revenue was primarily due to professional engineering service engagements performed for the Company's strategic partners. The Company anticipates that professional services revenues will remain relatively consistent with the current period in the future.

      Sales of gateway systems for the three months ended March 31, 1999 represented 12% of net revenues. During the first quarter of 2000, the Company elected to discontinue its gateway product line in order to concentrate on its call management solutions. Accordingly, the Company did not generate any gateway sales for the three months ended March 31, 2000.

      Cost of revenues for the three months ended March 31, 2000 was $503,000, or 11% of net revenues, as compared to $93,000, or 6% of net revenues, for the three months ended March 31, 1999. The increase in cost of revenues as a percentage of net revenues in 2000 was due to a shift in the Company's sales mix towards professional services and integrated systems. The Company anticipates that cost of revenues as a percentage of net revenues may continue to increase as the Company believes that revenues from professional services may become a greater percentage of the Company's sales mix in future periods.

      Research and development expenses for the three months ended March 31, 2000 were $1.9 million as compared to $2.4 million for the three months ended March 31, 1999. The reduction in research and development expenses for the three months ended March 31, 2000 was primarily attributed to a decrease in personnel costs and hardware and software used in product development as a result of the elimination of certain of the Company's research and development programs. All research and development costs have been expensed as incurred. The Company anticipates that research and development expenses will increase in future periods as it expands its existing research and development programs in order to perform product enhancements and new product development.

     Sales and marketing expenses for the three months ended March 31, 2000 were $2.4 million as compared to $2.3 million for the three months ended March 31, 1999. Although sales and marketing expenses were relatively consistent for the three months ended March 31, 2000 and 1999, the Company anticipates that sales and marketing expenses will increase in future periods as it expands its distribution channels and product marketing activities.

      General and administrative expenses for the three months ended March 31, 2000 were $1.2 million as compared to $798,000 for the three months ended March 31, 1999. The increase in general and administrative expenses was primarily due to severance related expenses.

      Interest and other income for the three months ended March 31, 2000 and 1999 was $452,000 and $534,000, respectively. The reduction in interest and other income in 2000 was due to a decrease in the Company's cash and short-term investment balances.

      Income taxes for the three months ended March 31, 2000 and 1999 were $39,000 and $11,000, respectively. Such taxes were primarily attributed to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed its operations through sales of equity securities. The Company has raised $65.1 million, net of offering costs, including $47.2 million in sales of private securities and $17.9 million in the Company's initial public offering. As of March 31, 2000, the Company had $34.0 million in cash, cash equivalents and short-term investments. The Company currently does not have any available lines of credit.

      Net cash used in operating activities during the three months ended March 31, 2000 and 1999 was $1.4 million and $3.8 million, respectively. Net cash used in operating activities related to funding of the Company's research and development, sales, marketing and administrative activities.

      Net cash provided by investing activities during the three months ended March 31, 2000 was $4.3 million. Net cash provided by investing activities during the first quarter of 2000 primarily reflects $4.5 million in net sales of short-term investments offset by $172,000 in purchases of computer equipment. Net cash used in investing activities during the three months ended March 31, 1999 was $296,000 and reflects $114,000 in net purchases of short-term investments and $182,000 primarily related to purchases of computer equipment.

      Net cash provided by financing activities during the three months ended March 31, 2000 and 1999 was $1.2 million and $112,000, respectively. Net cash provided by financing activities represented proceeds received from exercises of employee stock options for 445,492 and 48,502 shares of common stock for the three months ended March 31, 2000 and 1999, respectively.

      The Company has no material commitments other than those under office and equipment operating leases. As a result of the expansion of the Company's research and development and sales and marketing activities, capital expenditures may increase in future periods primarily due to the purchase of computer-related equipment. The Company anticipates that, based on its present plans and assumptions, the current cash balances will be sufficient to enable it to sustain its current and planned operations for a period of at least 12 months. If the Company's estimates or assumptions prove to be incorrect, the Company may require additional capital. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to the Company. Failure to secure additional financing, if and when needed, may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

     PART II - OTHER INFORMATION
--------------------------------

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

                              NETSPEAK CORPORATION
                              --------------------
                                  (Registrant)

Date:  May 12, 2000               By: /s/ MICHAEL R. RICH
                                  ----------------------------------------------
                                  Michael R. Rich
                                  Chairman of the Board and Chief Executive
                                  Officer and President

                                  By: /s/ JOHN W. STATEN
                                  ----------------------------------------------
                                  John W. Staten
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT         DESCRIPTION
-------         -----------

 27             Financial Data Schedule