Form 10-Q
period 2000-06-30
NETSPEAK CORP
filed 2000-08-14
CIK 1007209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Shares Outstanding at July 31, 2000
----------------------------                 -----------------------------------
Common Stock, $.01 par value                             14,184,382

================================================================================

                              NETSPEAK CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

                                                                        Page No.
                                                                        --------
    Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of
   December 31, 1999 and June 30, 2000........................................ 3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 1999 and 2000.......................... 4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 1999 and 2000.......................... 5

Notes to Condensed Consolidated Financial Statements (unaudited).............. 6

    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................... 8

PART II - OTHER INFORMATION
---------------------------

Other Information.............................................................12

Signatures....................................................................13

PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  FINANCIAL STATEMENTS

                              NETSPEAK CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                        December 31,   June 30,
                                                           1999          2000
                                                         --------      --------
ASSETS

Cash and cash equivalents                                $ 23,109      $ 26,834
Short-term investments                                     11,160         6,836
Accounts receivable, net                                    2,814         4,949
Prepaid and other current assets                              541           519
                                                         --------      --------
          Total current assets                             37,624        39,138

Property and equipment, net                                 2,527         2,125
Other assets                                                  795           566
                                                         --------      --------
                                                         $ 40,946      $ 41,829
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                         $    637      $    456
Accrued compensation                                        1,073         1,172
Other accrued expenses                                      1,080         1,311
Unearned revenue                                              361           835
                                                         --------      --------
          Total current liabilities                         3,151         3,774
                                                         --------      --------
Commitments and contingencies                                  --            --

Shareholders' equity:
Preferred stock:  1,000,000 shares of $.01 par value
   authorized; no shares issued or outstanding
Common stock:  75,000,000 shares of $.01 par value
   authorized; 13,375,716 and 14,184,382 issued and
   outstanding at December 31, 1999 and June 30, 2000,
   respectively                                               134           142
Additional paid-in capital                                 70,658        72,838
Accumulated deficit                                       (32,863)      (34,856)
Accumulated other comprehensive loss                         (134)          (69)
                                                         --------      --------
          Total shareholders' equity                       37,795        38,055
                                                         --------      --------
                                                         $ 40,946      $ 41,829
                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                              Three months ended           Six months ended
                                                   June 30,                    June 30,
                                              1999          2000          1999          2000
                                            --------      --------      --------      --------
Net revenues                                $  1,024      $  4,819      $  2,536      $  9,199

Operating expenses:
    Cost of revenues                             152           658           245         1,161
    Research and development                   1,921         2,295         4,321         4,227
    Sales and marketing                        2,352         2,081         4,649         4,471
    General and administrative                   750         1,039         1,548         2,258
                                            --------      --------      --------      --------
               Total operating expenses        5,175         6,073        10,763        12,117

Loss from operations                          (4,151)       (1,254)       (8,227)       (2,918)

Interest and other income                        482           512         1,016           964
                                            --------      --------      --------      --------
Loss before income taxes                      (3,669)         (742)       (7,211)       (1,954)

Income taxes                                      16            --            27            39
                                            --------      --------      --------      --------
Net loss                                    $ (3,685)     $   (742)     $ (7,238)     $ (1,993)
                                            ========      ========      ========      ========
Net loss per share (basic and diluted)      $  (0.29)     $  (0.05)     $  (0.57)     $  (0.14)
                                            ========      ========      ========      ========
Weighted-average shares outstanding           12,828        13,898        12,808        13,762
                                            ========      ========      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                          Six months ended
                                                                               June 30,
                                                                       ----------------------
                                                                         1999          2000
                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (7,238)     $ (1,993)
Adjustments to reconcile net loss to net cash
   used in operations:
Depreciation                                                                927           876
Provision for bad debts                                                     540            11
Changes in assets and liabilities:
     Accounts receivable                                                   (373)       (2,146)
     Prepaid and other current assets                                       349            22
     Other assets                                                           180           229
     Accounts payable                                                      (173)         (181)
     Accrued compensation                                                  (251)           99
     Other accrued expenses                                                   4           231
     Unearned revenue                                                    (1,328)          474
                                                                       --------      --------
               Net cash used in operating activities                     (7,363)       (2,378)
                                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                      (254)         (474)
Purchase of short-term investments                                       (8,847)       (2,062)
Maturities and sales of short-term investments                            8,571         6,451
                                                                       --------      --------
               Net cash (used in) provided by investing activities         (530)        3,915
                                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under
   employee stock purchase plan                                              90           110
Proceeds from exercises of employee stock options                           895         2,078
                                                                       --------      --------
               Net cash provided by financing activities                    985         2,188
                                                                       --------      --------
Net (decrease) increase in cash and cash equivalents                     (6,908)        3,725

Cash and cash equivalents, beginning of period                           34,117        23,109
                                                                       --------      --------
Cash and cash equivalents, end of period                               $ 27,209      $ 26,834
                                                                       ========      ========
SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                             $     36      $     39
                                                                       ========      ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

         The interim condensed consolidated financial statements of NetSpeak Corporation (the "Company") as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 are unaudited. Such interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's 1999 Form 10-K.

2.       REVENUE RECOGNITION

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

3.       NET LOSS PER SHARE

         The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options and warrants to purchase 3,298,000 and 3,242,000 common shares from the weighted-average shares outstanding calculation for the three and six months ended June 30, 1999 and 2000, respectively, as their effect was anti-dilutive.

4.       COMMITMENTS AND CONTINGENCIES

         LITIGATION - During 1998, certain shareholder litigation was filed against the Company and its senior officers and directors in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County. The purported class action alleges that the Company made false and misleading statements to shareholders in connection with Motorola's partial tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. In December 1999, the parties reached an agreement in principle to settle this litigation for $7.0 million, of which the Company has agreed to pay $500,000 (which amount was accrued in the December 31, 1999 financial statements) toward the settlement with the balance to be funded by the Company's insurance carriers and the individual defendants in the action. This settlement is subject to various contingencies, including obtaining court approval. Although there can be no assurance that all of these contingencies will be satisfied, the Company and its counsel believe that the settlement will be resolved in accordance with the agreement in principle and will be consummated by the end of the first quarter of 2001.

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

5.       TOTAL COMPREHENSIVE LOSS

                                                Three months ended         Six months ended
                                                     June 30,                  June 30,
                                                1999         2000         1999         2000
                                               -------      -------      -------      -------
Net loss                                       $(3,685)     $  (742)     $(7,238)     $(1,993)

Adjustment to reconcile net loss to
  total comprehensive loss:

     Unrealized (loss) gain on investments
                                                   (76)          23         (155)          65
                                               -------      -------      -------      -------
Comprehensive loss                             $(3,761)     $  (719)     $(7,393)     $(1,928)
                                               =======      =======      =======      =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NetSpeak Corporation ("NetSpeak" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. The forward-looking statements are based on management's beliefs as well as on a number of assumptions concerning future events. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or other negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's limited operating history, the Company's need to develop a recurring revenue stream, the acceptance of the Company's products in the marketplace, dependence on strategic partners, the Company's need to develop additional distribution channels for its products and technology, the effectiveness of the Company's sales and marketing activities, the timing and scope of deployments of the Company's products by customers, the need for ongoing product development in an environment of rapid technological change, technical difficulties with respect to the Company's products or products in development, the emergence of new competitors in the marketplace, the timing of new product announcements and releases by the Company and its competitors, the uncertainty of future governmental regulation, the Company's ability to manage growth, obtain patent protection, obtain additional funds, general economic conditions and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission.

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

         During 1999, the Company transitioned its strategy from technology oriented to product and market-focused. As part of its transition, the Company also began expanding its distribution channels, increasing its direct sales force and developing indirect sales channels, targeting VARs, SIs and OEMs that concentrate on the data networking industry. Since inception, the Company has generated a significant percentage of its revenues through several of its key strategic partners. For the three months ended June 30, 2000 and 1999, Motorola Inc. ("Motorola") accounted for 20% and 26% of the Company's net revenues, respectively. As the Company is still in the process of expanding and diversifying its sales channels, its revenues are still heavily dependent on its primary strategic partners. Significant variations in revenues from any or a combination of the Company's key strategic partners may result in fluctuations of the Company's revenues.

         The market for the Company's products and solutions is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of June 30, 2000, the Company had an accumulated deficit of $34.9 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include, but are not limited to, those set forth above.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Net revenues for the three months ended June 30, 2000 were $4.8 million as compared to $1.0 million for the three months ended June 30, 1999. Net revenues for the six months ended June 30, 2000 were $9.2 million as compared to $2.5 million for the six months ended June 30, 1999.

         Sales of call management products for the three months ended June 30, 2000 and 1999 accounted for 64% and 42% of net revenues, respectively, and 67% and 64% of net revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in call management product sales was due to the Company obtaining new service provider customers as well as greater OEM sales as a result of the February 2000 OEM agreement with Fujitsu Business Communications Systems.

         Professional services accounted for 36% and 31% of net revenues for the three months ended June 30, 2000 and 1999, respectively, and 33% and 17% of net revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in professional service revenue was primarily due to professional engineering service engagements performed for the Company's strategic partners. The Company anticipates that professional services revenues will decline in future periods as a significant professional service engagement ended during the quarter.

         Sales of gateway systems represented 24% and 16% of net revenues for the three and six months ended June 30, 1999, respectively. The Company did not generate any gateway sales for the six months ended June 30, 2000 as it discontinued its gateway product line in the first quarter of 2000.

         Cost of revenues for the three months ended June 30, 2000 was $658,000, or 14% of net revenues, as compared to $152,000, or 15% of net revenues, for the three months ended June 30, 1999. Cost of revenues for the six months ended June 30, 2000 and 1999 was $1.2 million, or 13% of net revenues, and $245,000, or 10% of net revenues, respectively. The increase in cost of revenues as a percentage of net revenues for the six months ended June 30, 2000 was primarily due to a shift in the Company's sales mix towards professional services. The Company anticipates that cost of revenues as a percentage of net revenues will decline from the current period as it anticipates its sales mix to primarily consist of software-based products in the future.

         Research and development expenses for the three months ended June 30, 2000 were $2.3 million as compared to $1.9 million for the three months ended June 30, 1999. Research and development expenses for the six months ended June 30, 2000 and 1999 were $4.2 million and $4.3 million, respectively. The increase in research and development for the three months ended June 30, 2000 was primarily attributed to the addition of personnel. The Company anticipates that research and development expenses will increase in future periods as it expands its existing research and development programs in order to perform product enhancements and new product development. All research and development costs have been expensed as incurred.

         Sales and marketing expenses for the three months ended June 30, 2000 were $2.1 million as compared to $2.4 million for the three months ended June 30, 1999. Sales and marketing expenses were $4.5 million and $4.6 million for the six months ended June 30, 2000 and 1999, respectively. The reduction in sales and marketing expenses for the second quarter of 2000 was primarily due to a decrease in the provision for uncollectible accounts. The Company anticipates that sales and marketing expenses will increase in future periods as it expands its distribution channels and product marketing activities.

         General and administrative expenses for the three months ended June 30, 2000 were $1.0 million as compared to $750,000 for the three months ended June 30, 1999. General and administrative expenses were $2.3 million and $1.5 million for the six months ended June 30, 2000 and 1999, respectively. The increase in general and administrative expenses was primarily due to greater personnel costs. In addition, during the first quarter of 2000 the Company also incurred severance charges associated with the resignations of its former Vice Chairman.

         Interest and other income for the three months ended June 30, 2000 and 1999 was $512,000 and $482,000, respectively. Interest and other income was $964,000 and $1.0 million for the six months ended June 30, 2000 and 1999, respectively. The reduction in interest and other income for the six months ended June 30, 2000 was due to a decrease in the Company's cash and short-term investment balances.

         Income taxes are primarily attributed to state income tax. For the six months ended June 30, 2000 and 1999 income taxes were $39,000 and $27,000, respectively. Income taxes for the three months ended June 30, 1999 were $16,000. The Company did not incur income taxes in the current period.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations through sales of equity securities. The Company has raised $65.1 million, net of offering costs, including $47.2 million in sales of private securities and $17.9 million in the Company's initial public offering. As of June 30, 2000, the Company had $33.7 million in cash, cash equivalents and short-term investments. The Company currently does not have any available lines of credit.

         Net cash used in operating activities during the six months ended June 30, 2000 and 1999 was $2.4 million and $7.4 million, respectively. Net cash used in operating activities related to funding of the Company's research and development, sales, marketing and administrative activities.

         Net cash provided by investing activities during the six months ended June 30, 2000 was $3.9 million. Net cash provided by investing activities during the first six months of 2000 primarily reflects $4.4 million in net sales of short-term investments offset by $474,000 in purchases of computer equipment. Net cash used in investing activities during the six months ended June 30, 1999 was $530,000 and reflects $276,000 in net purchases of short-term investments and $254,000 in purchases of computer equipment.

         Net cash provided by financing activities during the six months ended June 30, 2000 and 1999 was $2.2 million and $985,000, respectively. Net cash provided by financing activities represented proceeds from exercises of employee stock options for 727,500 and 183,000 shares of common stock and the issuance of 13,200 and 9,900 shares of common stock under the Company Employee Stock Purchase Plan during the six months ended June 30, 2000 and 1999, respectively.

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

PART II - OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Shareholders

         (a) The Annual Meeting of Company's shareholders was held on June 15, 2000 (the "Meeting").

         (b)      Not applicable

         (c)      At the Meeting, the following matters were voted upon:

                  (i)      Election of directors

                           The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

                                Name                For       Withhold Authority
                                ----                ---       ------------------
                           Michael R. Rich       11,304,709          489,769
                           John W. Staten        11,424,259          370,219
                           Stephen P. Earhart    11,424,159          370,319
                           Robert F. Jones       11,424,159          370,319
                           Scott Poteracki       11,424,159          370,319
                           A. Jeffry Robinson    11,424,259          370,219
                           Martin Shum           11,424,259          370,219

                  (ii) Ratification and approval of amendment to the Company's 1995 Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder from an aggregate 5,500,000 shares to an aggregate of 7,000,000 shares.

                           With respect to the foregoing matter 5,187,521 shares voted in favor, 982,496 shares voted against, 58,576 shares abstained and there were no broker non-votes.

                  (iii) Ratification and approval of the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2000.

                           With respect to the foregoing matter 11,316,336 shares voted in favor, 414,338 shares voted against, 63,804 shares abstained and there were no broker non-votes.

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

                              NETSPEAK CORPORATION
                      -------------------------------------
                                  (Registrant)

Date:  August 11, 2000          By: /s/ MICHAEL R. RICH
                                ------------------------------------------------
                                Michael R. Rich
                                Chairman of the Board and Chief Executive
                                Officer and President

                                By: /s/ JOHN W. STATEN
                                ------------------------------------------------
                                John W. Staten
                                Chief Financial Officer (Principal Financial and Accounting Officer)

                                 Exhibit Index

Exhibit No.               Exhibit Description
-----------               -------------------
   27                     Financial data schedule