Form 10-Q
period 2000-09-30
NETSPEAK CORP
filed 2000-11-14
CIK 1007209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
         _______________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Shares Outstanding at October 31, 2000
----------------------------              --------------------------------------
Common Stock, $.01 par value                           14,207,949

================================================================================

                              NETSPEAK CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------
   Item 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited)
   as of December 31, 1999 and September 30, 2000 ......................... 3

Condensed Consolidated Statements of Operations
   (unaudited) for the three and nine months ended
   September 30, 1999 and 2000 ............................................ 4

Condensed Consolidated Statements of Cash Flows
   (unaudited) for the nine months ended September 30,
   1999 and 2000 .......................................................... 5

Notes to Condensed Consolidated Financial Statements
   (unaudited) ............................................................ 6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................. 8

PART II - OTHER INFORMATION

Other Information ......................................................... 12

Signatures ................................................................ 13

PART I - FINANCIAL INFORMATION

         Item 1. FINANCIAL STATEMENTS

                              NETSPEAK CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except per share and share amounts)

                                                             December 31,   September 30,
                                                                 1999           2000
                                                               --------       --------
ASSETS

Cash and cash equivalents                                      $ 23,109       $ 29,443
Short-term investments                                           11,160          4,284
Accounts receivable, net                                          2,814          5,119
Prepaid and other current assets                                    541          1,026
                                                               --------       --------
          Total current assets                                   37,624         39,872

Property and equipment, net                                       2,527          2,309
Other assets                                                        795            996
                                                               --------       --------
                                                               $ 40,946       $ 43,177
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                               $    637       $  1,019
Accrued compensation                                              1,201          2,495
Other accrued expenses                                              952            931
Unearned revenue                                                    361          1,109
                                                               --------       --------
          Total current liabilities                               3,151          5,554
                                                               --------       --------
Commitments and contingencies                                        --             --

Shareholders' equity:
Preferred stock: 1,000,000 shares of $.01 par value                  --             --
   authorized; no shares issued or outstanding
Common stock: 75,000,000 shares of $.01 par value
   authorized; 13,375,716 and 14,207,949 issued and
   outstanding at December 31, 1999 and September 30, 2000,
   respectively                                                     134            142
Additional paid-in capital                                       70,658         72,962
Accumulated deficit                                             (32,863)       (35,468)
Accumulated other comprehensive loss                               (134)           (13)
                                                               --------       --------
          Total shareholders' equity                             37,795         37,623
                                                               --------       --------
                                                               $ 40,946       $ 43,177
                                                               ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                            Three months ended         Nine months ended
                                              September 30,              September 30,
                                           ---------------------     ---------------------
                                             1999         2000         1999         2000
                                           --------     --------     --------     --------
Net revenues                               $  2,016     $  5,434     $  4,552     $ 14,633

Operating expenses:
    Cost of revenues                            185          422          430        1,583
    Research and development                  1,878        2,718        6,200        6,945
    Sales and marketing                       2,103        2,388        6,751        6,859
    General and administrative                  783        1,030        2,331        3,288
                                           --------     --------     --------     --------
               Total operating expenses       4,949        6,558       15,712       18,675

Loss from operations                         (2,933)      (1,124)     (11,160)      (4,042)

Interest and other income                       422          519        1,438        1,483
                                           --------     --------     --------     --------
Loss before income taxes                     (2,511)        (605)      (9,722)      (2,559)

Income taxes                                      4            7           31           46
                                           --------     --------     --------     --------
Net loss                                   $ (2,515)    $   (612)    $ (9,753)    $ (2,605)
                                           ========     ========     ========     ========
Net loss per share (basic and diluted)     $  (0.19)    $  (0.04)    $  (0.76)    $  (0.19)
                                           ========     ========     ========     ========
Weighted-average shares outstanding          12,947       14,190       12,866       13,906
                                           ========     ========     ========     ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                        Nine months ended
                                                                           September 30,
                                                                      ---------------------
                                                                        1999         2000
                                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (9,753)    $ (2,605)
Adjustments to reconcile net loss to net cash
   used in operations:
Depreciation                                                             1,401        1,322
Provision for bad debts                                                    540           55
Changes in assets and liabilities:
     Accounts receivable                                                (2,025)      (2,360)
     Prepaid and other current assets                                      547         (485)
     Other assets                                                           93         (201)
     Accounts payable                                                      (12)         382
     Accrued compensation                                                 (140)       1,294
     Other accrued expenses                                                195          (21)
     Unearned revenue                                                   (1,155)         748
                                                                      --------     --------
               Net cash used in operating activities                   (10,309)      (1,871)
                                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                     (399)      (1,104)
Purchase of short-term investments                                     (10,768)      (5,973)
Maturities and sales of short-term investments                          10,497       12,970
                                                                      --------     --------
               Net cash (used in) provided by investing activities        (670)       5,893
                                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under
   employee stock purchase plan                                             90          110
Proceeds from exercises of employee stock options                          947        2,202
                                                                      --------     --------
               Net cash provided by financing activities                 1,037        2,312
                                                                      --------     --------
Net (decrease) increase in cash and cash equivalents                    (9,942)       6,334

Cash and cash equivalents, beginning of period                          34,117       23,109
                                                                      --------     --------
Cash and cash equivalents, end of period                              $ 24,175     $ 29,443
                                                                      --------     --------
SUPPLEMENTAL INFORMATION:
Cash paid for income taxes                                            $     36     $     31
                                                                      ========     ========

     See accompanying notes to condensed consolidated financial statements.

                              NETSPEAK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

         The interim condensed consolidated financial statements of NetSpeak Corporation (the "Company") as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 are unaudited. Such interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's 1999 Form 10-K. Certain reclassifications to the prior years' consolidated financial statements have been made to conform to the current year presentation.

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

3.       NET LOSS PER SHARE

         The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options and warrants to purchase 3,707,000 and 3,802,000 common shares from the weighted-average shares outstanding calculation for the three and nine months ended September 30, 1999 and 2000, respectively, as their effect was anti-dilutive.

4.       COMMITMENTS AND CONTINGENCIES

         LITIGATION - During 1998, certain shareholder litigation was filed against the Company and its senior officers and directors in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm

Beach County. The purported class action alleges that the Company made false and misleading statements to shareholders in connection with Motorola's partial tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. In December 1999, the parties reached an agreement in principle to settle this litigation for $7.0 million, of which the Company has agreed to pay $500,000 (which amount was accrued in the December 31, 1999 financial statements) toward the settlement with the balance to be funded by the Company's insurance carriers and the individual defendants in the action. On October 23, 2000, the court granted preliminary approval to the settlement and scheduled a final fairness hearing to be held on December 22, 2000. If the settlement receives final approval at that time and that decision is not appealed, the litigation will be dismissed with prejudice and the settlement fund will be disbursed under court supervision. Although there can be no assurance that the settlement will be approved by the court or that the approval will not be appealed, the Company and its counsel believe that the settlement will be resolved in accordance with the agreement in principle and will be consummated by the end of the fourth quarter of 2000.

         The Company may, from time to time, be involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such actions known to date will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         At present, there are few laws or regulations that specifically address access to commerce on the Internet. The increasing popularity and use of the Internet, however, enhances the risk that the governments of the United States and other countries, in which the Company sells or expects to sell its products, will seek to regulate computer telephony and the Internet with respect to, among other things, taxation, user privacy, pricing and the characteristics and quality of products and services. The Company is unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on its business, financial condition, results of operations or cash flows.

5.       TOTAL COMPREHENSIVE LOSS

                                              Three months ended       Nine months ended
                                                 September 30,           September 30,
                                              -------------------     -------------------
                                                1999        2000        1999        2000
                                              -------     -------     -------     -------
Net loss                                      $(2,515)    $  (612)    $(9,753)    $(2,605)

Adjustment to reconcile net loss to
  total comprehensive loss:

     Unrealized (loss) gain on investments        (33)         56        (122)        121
                                              -------     -------     -------     -------
Comprehensive loss                            $(2,548)    $  (556)    $(9,875)    $(2,484)
                                              =======     =======     =======     =======

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have an impact on the Company's results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NetSpeak Corporation ("NetSpeak" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. The forward-looking statements are based on management's beliefs as well as on a number of assumptions concerning future events. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or other negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's limited operating history, the acceptance of the Company's products in the marketplace, dependence on strategic partners including their ability to distribute the Company's products and meet their financial commitments, the Company's need to develop additional distribution channels for its products and technology, the Company's ability to address international markets, fluctuations in customer sales cycles, the effectiveness of the Company's sales and marketing activities, the timing and scope of deployments of the Company's products by customers, customers ability to obtain additional funding, the need for ongoing product development in an environment of rapid technological change, technical difficulties with respect to the Company's products or products in development, the emergence of new competitors in the marketplace, the Company's ability to compete successfully again more established competitors with greater resources, the timing of new product announcements and releases by the Company and its competitors, the uncertainty of future governmental regulation, the Company's ability to manage growth, obtain patent protection, obtain additional funds, general economic conditions and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission.

INTRODUCTION

         The Company generates revenues from product licenses and fees for services. The principal end-users of the Company's products and solutions are service providers, including traditional and new telecommunications carriers. The Company distributes its products through value-added resellers ("VARs"), system integrators ("SIs"), original equipment manufacturers ("OEMs") and its direct sales force. Product license revenues are generally recognized upon product shipment provided that no significant post-delivery obligations exist and payment is due within one year. Service revenues include fees for customer support, product maintenance and professional engineering services. Service revenues for customer maintenance and support are recognized ratably over the term of the maintenance period, which is typically 12 months. Professional engineering service revenues are recognized when the services are performed. Product license and service revenues are recognized upon customer acceptance, if required. Advance payments of product licenses and services are reported as unearned revenue until all conditions for revenue recognition are met. All research and development costs to date have been expensed as incurred.

         During 1999, the Company transitioned its strategy from technology oriented to product and market-focused. As part of its transition, the Company also began expanding its distribution channels, developing indirect sales channels, targeting VARs, SIs and OEMs that concentrate on the data networking industry, and increasing its direct sales force. Since inception, the Company has generated a significant percentage of its revenues through several of its key strategic partners. For the three months ended September 30, 2000 and 1999, Motorola Inc. ("Motorola") accounted for 26% and 64% of the Company's net revenues, respectively. As the Company is still in the process of expanding and diversifying its sales channels, its revenues are still heavily dependent on its primary strategic partners.

Significant variations in revenues from any or a combination of the Company's key strategic partners may result in fluctuations of the Company's revenues.

         The market for the Company's products and solutions is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of September 30, 2000, the Company had an accumulated deficit of $35.5 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include, but are not limited to, those set forth above.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Net revenues for the three months ended September 30, 2000 were $5.4 million as compared to $2.0 million for the three months ended September 30, 1999. Net revenues for the nine months ended September 30, 2000 were $14.6 million as compared to $4.6 million for the nine months ended September 30, 1999.

         Sales of call management products for the three months ended September 30, 2000 and 1999 accounted for 74% and 70% of net revenues, respectively, and 69% and 66% of net revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase of call management product sales was due to the Company obtaining new service provider customers as well as greater OEM sales, which resulted from the February 2000 OEM agreement with Fujitsu Business Communications Systems.

         Professional services accounted for 20% and 15% of net revenues for the three months ended September 30, 2000 and 1999, respectively, and 25% and 11% of net revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in professional service revenue was primarily due to professional engineering service engagements performed for the Company's strategic partners. The Company anticipates that professional services revenues will decline in future periods as a significant professional service engagement ended during the second quarter of 2000.

         Sales of gateway systems represented 9% and 13% of net revenues for the three and nine months ended September 30, 1999, respectively. The Company did not generate any gateway sales for the nine months ended September 30, 2000 as it discontinued its gateway product line in the first quarter of 2000.

         Cost of revenues for the three months ended September 30, 2000 was $422,000, or 8% of net revenues, as compared to $185,000, or 9% of net revenues, for the three months ended September 30, 1999. Cost of revenues for the nine months ended September 30, 2000 and 1999 was $1.6 million, or 11% of net revenues, and $430,000, or 9% of net revenues, respectively. The Company anticipates that cost of revenues as a percentage of net revenues will continue to remain relatively consistent with the current period as the Company anticipates its sales mix will primarily consist of software-based products in the future.

         Research and development expenses for the three months ended September 30, 2000 were $2.7 million as compared to $1.9 million for the three months ended September 30, 1999. Research and development expenses for the nine months ended September 30, 2000 and 1999 were $6.9 million and $6.2 million, respectively. The increase in research and development during 2000 was attributed to the addition of personnel in order to perform new product development and product enhancements. The Company anticipates that research and development expenses will increase in future periods as it continues to expand its research development activities. All research and development costs have been expensed as incurred.

         Sales and marketing expenses for the three months ended September 30, 2000 were $2.4 million as compared to $2.1 million for the three months ended September 30, 1999. Sales and marketing expenses were $6.9 million and $6.8 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in sales and marketing expenses during 2000 was primarily due to the addition of sales personnel as the Company expanded its distribution channels. The Company anticipates that sales and marketing expenses will increase in future periods as it seeks to expand its distribution channels.

         General and administrative expenses for the three months ended September 30, 2000 were $1.0 million as compared to $783,000 for the three months ended September 30, 1999. General and administrative expenses were $3.3 million and $2.3 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in general and administrative expenses was primarily due to greater compensation costs. In addition, during the first quarter of 2000 the Company also incurred severance charges associated with the resignation of its former Vice Chairman.

         Interest and other income for the three months ended September 30, 2000 and 1999 was $519,000 and $422,000, respectively. Interest and other income was $1.5 million and $1.4 million for the nine months ended September 30, 2000 and 1999, respectively.

         Income taxes are primarily attributed to state income tax. Income taxes for the three months ended September 30, 2000 and 1999 were $7,000 and $4,000, respectively. For the nine months ended September 30, 2000 and 1999 income taxes were $46,000 and $31,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through sales of equity securities since its inception. The Company has raised $65.1 million, net of offering costs, including $47.2 million in sales of private securities and $17.9 million in the Company's initial public offering. As of September 30, 2000, the Company had $33.7 million in cash, cash equivalents and short-term investments. The Company currently does not have any available lines of credit.

         Net cash used in operating activities during the nine months ended September 30, 2000 and 1999 was $1.9 million and $10.3 million, respectively. Net cash used in operating activities related to funding of the Company's research and development, sales, marketing and administrative activities.

         Net cash provided by investing activities during the nine months ended September 30, 2000 was $5.9 million. Net cash provided by investing activities during the first nine months of 2000 primarily reflects $7.0 million in net sales of short-term investments offset by $1.1 million in purchases of computer equipment. Net cash used in investing activities during the nine months ended September 30, 1999 was $670,000 and reflects $271,000 in net purchases of short-term investments and $399,000 in purchases of computer equipment.

         Net cash provided by financing activities during the nine months ended September 30, 2000 and 1999 was $2.3 million and $1.0 million, respectively. Net cash provided by financing activities represented proceeds from exercises of employee stock options and the issuance of shares of common stock under the Company's Employee Stock Purchase Plan. For the nine months ended September 30, 2000 and 1999 exercises of employee stock options were 751,000 and 191,000 shares of common stock, respectively. The Company also issued 13,200 and 9,900 shares of common stock under its Employee Stock Purchase Plan for the nine months ended September 30, 2000 and 1999, respectively.

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


                                                   NETSPEAK CORPORATION
                                          -------------------------------------
                                                      (Registrant)



Date: November 13, 2000         By: /S/ MICHAEL R. RICH
                                   ---------------------------------------------
                                    Michael R. Rich
                                    Chairman of the Board and Chief Executive
                                    Officer and President

                                By: /S/ JOHN W. STATEN
                                   ---------------------------------------------
                                    John W. Staten
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT               DESCRIPTION
  -------               -----------
    27                  Financial Data Schedule.