Form 10-K405
period 2000-12-31
NETSPEAK CORP
filed 2001-03-30
CIK 1007209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

           [X]    Annual Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the fiscal year ended
                                December 31, 2000

          [ ]   Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the transition period
              from_____________________ to _______________________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,863,680 as of February 28, 2001, based upon the closing sale price of the Common Stock as quoted on the Nasdaq National Market. This amount excludes an aggregate of 3,944,178 shares of Common Stock held by executive officers, directors and by each entity that owns 5% or more of the Common Stock outstanding at February 28, 2001.

         The number of shares of the registrant's Common Stock outstanding as of February 28, 2001 was 14,284,031.

                       DOCUMENTS INCORPORATED BY REFERENCE

         As stated in Part III of this Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

================================================================================

                              NETSPEAK CORPORATION
                                    FORM 10-K
                     For Fiscal Year Ended December 31, 2000

TABLE OF CONTENTS

                                                                                                           Page No.
                                                                                                           --------

PART I

Item 1.      Business.......................................................................................    3

Item 2.      Properties.....................................................................................   16

Item 3.      Legal Proceedings..............................................................................   16

Item 4.      Submission of Matters to a Vote of Security Holders............................................   16

PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters......................   17

Item 6.      Selected Financial Data........................................................................   18

Item 7.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..............................................................   19

Item 8.      Financial Statements and Supplementary Data....................................................   23

Item 9.      Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure...............................................................   40

PART III

Item 10.     Directors and Executive Officers of the Registrant.............................................   40

Item 11.     Executive Compensation.........................................................................   40

Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................   40

Item 13.     Certain Relationships and Related Transactions.................................................   40

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................   41

                           FORWARD LOOKING STATEMENTS

      NetSpeak Corporation ("NetSpeak" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. The forward-looking statements are based on management's beliefs as well as on a number of assumptions concerning future events. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or other negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's ability to expand its customer base, the Company's ability to develop additional and leverage its existing distribution channels for its products and solutions, dependence on strategic and channel partners including their ability to distribute the Company's products and meet their financial commitments, the Company's ability to address international markets, the effectiveness of the Company's sales and marketing activities, the acceptance of the Company's products in the marketplace, the timing and scope of deployments of the Company's products by customers, fluctuations in customer sales cycles, customers' ability to obtain additional funding, technical difficulties with respect to the Company's products or products in development, the need for ongoing product development in an environment of rapid technological change, the emergence of new competitors in the marketplace, the Company's limited operating history, the Company's ability to compete successfully against more established competitors with greater resources, the timing of new product announcements and releases by the Company and its competitors, the uncertainty of future governmental regulation, the Company's ability to manage growth, obtain patent protection, and obtain additional funds, general economic conditions and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission.


                                     PART I

ITEM 1. BUSINESS

Overview

      NetSpeak develops, markets, and supports advanced telephony solutions that enable concurrent, real-time interactive voice communications over packetized data networks such as private Internet Protocol ("IP") networks or the Internet. The Company's call management products integrate many features and functions commonly found in traditional voice transmission networks into packetized data networks. The end-users of the Company's products and solutions are service providers, primarily traditional and new telecommunications carriers, and cable companies. The Company's call management platform enables service providers to quickly, easily and cost effectively deploy multiple revenue-generating IP telephony enhanced services.

      The market for IP telephony products and services is growing rapidly. iLocus, an industry analyst, estimated that in 2003 purchases of IP telephony software will reach $2.2 billion.

      During 2000, the Company expanded its distribution channels to more broadly address the global IP telephony market opportunity. The Company concentrated its expansion efforts on international markets, as it believes that international markets represent a significant portion of the worldwide IP telephony market. The Company began building an indirect sales channel, leveraging the distribution capabilities of value added resellers ("VARs"), system integrators ("SIs") and original equipment manufacturers

("OEMs"), which concentrate on the IP telephony and data networking industries. In addition, Motorola, Inc. ("Motorola"), with whom NetSpeak has a strategic OEM relationship, has extensive global distribution channels and broad sales coverage. In December 2000, NetSpeak also hired sales representatives in Chile, Japan, Singapore and The Peoples' Republic of China to support regional VARs and SIs and address larger customers directly.

      The Company believes that its call management products are well positioned in the IP telephony industry. The Company is committed to performing ongoing research and development activities in order to extend its competitive advantages by incorporating new features and functionality in its call management products as well as developing new IP telephony applications.

Industry Background

      There are two fundamentally different switching technologies that exist today which enable voice communications: circuit switching and packet switching. Since the invention of the telephone, the traditional public switching telephone network ("PSTN") has been based on circuit switching technology. When a call is transmitted over the PSTN a dedicated circuit is required in order for the call to occur. In contrast, packet switching technology, which is utilized in data networks, does not require a dedicated circuit between end-points. In packet switched networks, packets of data are sent through a data network and are then reassembled at the end-point, thus this technology is more efficient. The historical evolution of these switching technologies has focused on meeting and enhancing the performance requirements of applications for which each technology was initially intended; as a result two disparate network infrastructures have emerged. The efficiency of IP networks, as well as the ability of networks to support new voice applications, has lead carriers to begin transmitting voice over IP data networks.

      IP telephony over the last several years has evolved to become the focus of many technology vendors and service providers. The capability and quality of voice over IP services has advanced considerably with users primarily seeking to reduce the cost of voice and fax calls and to enable new applications through the combination of telephony, computer and data functions, using IP networks as the common communications platform. Currently, cost reduction is the primary driving force behind IP telephony deployments and trials. In the service provider domain, toll bypass is accomplished by allowing the caller to originate a call using a standard telephone on the local PSTN network, which connects to a gateway that transfers the call to the Internet or the service provider's IP network. The call is transmitted over the IP network to another gateway close to the destination, where it is transferred to the local PSTN and the called party's standard telephone.

      Significant advances in both standards and technology have accompanied this evolution. Initially, to overcome poor voice quality issues, proprietary solutions emerged. Many of the functions previously performed in client software, like voice encoding, compression and packetization were incorporated into IP telephony gateways, which increased performance and voice quality. Although these advancements brought necessary improvement in IP telephony applications, proprietary implementations hindered adoption rates as service providers and enterprises were confined to a particular vendor's solution. Recognition of the need for interoperability produced advances in the development of standards and widespread support for a suite of protocols called ITU H.323 ("H.323") to address the signaling, communications, network management and security aspects of IP telephony. These open, standards-based approaches and vendor commitments to interoperability have gained strong momentum.

      While toll bypass remains a significant motivation for the deployment of IP telephony, the opportunity for this application in the PSTN domain will likely begin to disappear over the next few years as toll prices are reduced to compete with IP telephony prices. The Company believes the future of IP telephony is tied to the emergence of new services that take advantage of converged voice and data networking infrastructures and the ubiquity of IP as the end-to-end communications protocol that runs on these networks.

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

      A combined voice and data infrastructure brings substantial benefits, the most compelling of which are reduced operating costs and the abililty to deliver new services. Voice communications are significantly less expensive to transmit utilizing IP technology as compared to traditional circuit switched networks. Additionally, incremental costs of new services and applications are lowered because the common infrastructure is shared, network management is simplified around a common set of tools and processes, and the use of open standards can allow innovators to develop more enhanced applications, many of which are not possible on circuit switched networks.

NetSpeak's Strategy

      The Company's objective is to become a leading provider of IP telephony call management solutions to service providers, including traditional and new telecommunications carriers and cable companies. The Company's call management products can be combined with other vendors' gateway platforms to provide a variety of voice over IP solutions. The Company's current strategic focus includes the following key elements:

      Provide a Comprehensive Call Management Platform that Enables the Deployment of Enhanced IP Telephony Services

      NetSpeak's call management platform and architecture provides service providers and enterprises with an efficient and scalable call management platform that can quickly and easily be configured to deploy many voice over IP revenue-generating enhanced services. NetSpeak's call management platform supports all of the Company's IP telephony enhanced service solutions, including Phone-to-Phone, Voice VPN (Virtual Private Network), PC-to-Phone, Voice E-commerce and Internet Call Waiting. As a result, the Company's call management platform is a cost effective means for service providers to introduce IP telephony applications over a single platform. The platform interoperates seamlessly with the gateways from Cisco Systems, Inc. ("Cisco") and Motorola. Through a collaborative effort between the Company's customers and partners, NetSpeak will continue to enhance the functionality of its call management platform and develop and introduce new IP telephony applications.

      Increase Penetration of International Markets

      The Company believes that international markets represent a significant portion of the worldwide IP telephony market, and NetSpeak has concentrated a significant portion of its sales and marketing efforts on building its sales presence and brand awareness in these primary growth markets. In December 2000, NetSpeak hired sales representatives in Chile, Japan, Singapore and The Peoples' Republic of China to support region resellers and address larger customers directly.

      Leverage Indirect Sales Channels and Strategic Alliances

      During 2000, the Company expanded its global distribution channels. NetSpeak is focused on leveraging the distribution capabilities of its VARs, SIs and OEMs. NetSpeak's indirect sales channel consists of VARs, SIs and OEMs that concentrate on the IP telephony and data networking industries. Through its distribution partners, NetSpeak has gained a presence in most large international voice over IP markets such as Asia-Pacific, Latin America and Europe. NetSpeak has also established relationships with large OEMs that have extensive distribution channels and broad sales coverage. The Company's primary OEM relationship is with Motorola, which integrates NetSpeak's products into their IP telephony product lines. The Company seeks to continue developing new strategic alliances.

     Establish Technological Leadership

      The Company believes that its call management products are unique within the industry and offer service providers several distinct advantages. Specifically, the Company's software architecture separates the call control and call routing functions. This results in enhanced performance and flexibility in constructing IP telephony networks. NetSpeak's call management platform enables service providers to deploy a number of different IP telephony enhanced services on the industry's most widely used gateway platforms. The Company is committed to performing ongoing research and development activities in order to continue to build competitive advantages by extending the features and functionality of its call management products as well as developing new IP telephony applications.

Technology, Solutions and Products

      Technology

      NetSpeak's core communications technology enables real-time interactive voice transmission over packetized data networks and integrates features commonly found in traditional voice transmission networks into its products. The Company's core communications technology is the platform utilized throughout its products. NetSpeak's technology is based on industry standards and provides interoperability with other leading vendors, scalability, reliability, redundancy, data encryption, network and system management, remote operation, administration and maintenance features.

      Enhanced Service Solutions

      NetSpeak's products can be configured and deployed with Cisco and Motorola gateway platforms to provide the IP telephony enhanced services, most in demand, including Phone-to-Phone, Voice VPN, PC-to-Phone, Voice E-commerce and Internet Call Waiting.

      Phone-to-Phone

      NetSpeak's Phone-to-Phone solution enables end-users to place calls from a traditional telephone to another traditional telephone. In this solution, the call is originated on the PSTN but is then converted to IP and transmitted across a private IP network or the Internet. The call is then converted back into a traditional PSTN call near its destination, therefore avoiding the PSTN for the majority of the call transmission, resulting in the elimination or reduction of traditional long distance calling charges. NetSpeak's Phone-to-Phone offers users with a high voice quality that is almost indistinguishable from PSTN calls at a lower cost than traditional long distance circuits. NetSpeak offers PrePaid or PostPaid Phone-to-Phone solutions, which enables service providers to deploy their own voice over IP network with two separate billing options. The Company also offers Wholesale Phone-to-Phone, which enables service providers to become a voice over IP clearinghouse or application service provider.

      Voice VPN

      NetSpeak's Voice VPN solution represents a suite of services including TIE line replacement, direct dial long distance and corporate calling card, enabling service provides to address the enterprise long distance service market. Service providers that deploy this solution can increase the utilization of their existing IP infrastructure, while enabling their enterprise customers to reduce their long distance charges and consolidate their data and long distance voice services with a single provider.

      PC-to-Phone

      NetSpeak's PC-to-Phone enables service providers' subscribers to place domestic and international calls from a PC equipped with NetSpeak's WebPhone client software to any traditional telephone. As with NetSpeak's Phone-to-Phone solution, long distance charges are reduced or avoided as a subscriber's calls are transmitted over an IP network. NetSpeak's PC-to-Phone solution enables a service provider's subscribers to be geographically independent, requiring only a connection to the Internet in order to place calls. PC-to-Phone also supports prepaid and postpaid billing options.

      Voice E-commerce

      NetSpeak's Voice E-commerce solution enables service providers, who conduct e-commerce or customer support activities on the Internet, to provide their customers the ability to quickly and easily speak with a live company representative while still logged onto the Internet. Callers can receive immediate assistance and information on items such as products and services, site navigation and security. NetSpeak's Voice E-commerce provides e-commerce businesses with the ability to increase customer satisfaction and ultimately their sales.

      Internet Call Waiting

      NetSpeak's Internet Call Waiting solution enables individuals to make and receive telephone calls while connected to the Internet. NetSpeak's Internet Call Waiting solution is an extremely flexible application with comprehensive call-control features. For example, for each incoming call subscribers are given the ability to select whether they would like to answer the call via their PC on their WebPhone, answer the call via the PSTN on their traditional telephone (ending their current Internet session), send the call to voice mail (a .WAV file message is recorded and automatically forwarded to their email), redirect the call to another PSTN telephone number such as a cellular phone, or simply reject the call.

      Products

      NetSpeak's call management platform and architecture are the foundation of all NetSpeak solutions. Essentially a multi-protocol softswitch, NetSpeak's platform consists of a variety of software modules that allow carriers to quickly and easily build IP telephony networks that can deliver a variety of services. The platform adheres to existing and emerging voice over IP standards, and its modular construction allows carriers to add redundancy for increased reliability and to easily scale their networks while preserving their previous investments.

      Call Management Software

      NetSpeak's call management products include:

      NetSpeak Infrastructure Gatekeeper. NetSpeak's Infrastructure Gatekeeper is an IP telephony network infrastructure component, which manages voice connections between H.323v2 compatible gateways and is used to build large-scale long distance networks. The Infrastructure Gatekeeper maximizes network throughput to meet stringent requirements for reliability, scalability and performance. NetSpeak's Infrastructure Gatekeeper can process over 100 calls per second, supports multi-domain and inter-domain connectivity and incorporates failover support.

      NetSpeak Applications Gatekeeper. NetSpeak's Applications Gatekeeper, together with NetSpeak's Route Server, is a single platform for deploying multiple IP telephony solutions on the same infrastructure, including Prepaid and Postpaid Phone-to-Phone, PC-to-Phone, Voice E-commerce and Internet Call Waiting. NetSpeak's Applications Gatekeeper has full H.323v2-compatible call control and interoperates with Cisco and Motorola gateways. The Application Gatekeeper incorporates a subscriber database interface to allow user-specific call handling and has a standards-based RADIUS interface for interoperable third party billing and provisioning systems.

      NetSpeak Route Server. NetSpeak's Route Server is a central route and resource application, which manages the routing of IP telephony calls between gateways and client IP telephones. It provides simplified administration through centralized route and resource management and defines the calling relationships between the communicating elements in the network. The Route Server can be configured with fail-over support, which ensures high network availability for this critical network component. The Route Server is highly scalable as it supports multi-domain and inter-domain connectivity. Inter-domain connectivity allows operators of separate IP telephony networks to complete calls between the networks. The Route Server also supports flexible public, private and customized dialing plans and utilizes the format and structure identified in ITU E.164, which supports national and international dialing. The Route Server provides real-time IP address resolution for the NetSpeak WebPhone as well as other standards-based PC client telephony applications and it uses a relational database to ensure high performance, scalability and reliability.

      NetSpeak Media Server. NetSpeak's Media Server delivers real-time streaming audio messages to prompt subscribers for such information as an account number and PIN code, and supports industry standard H.323v2-compatible gateways and IP telephony clients. The Media Server is a key component in NetSpeak's Internet Call Waiting solutions. It allows voice mail messages to be sent as email attachments.

      NetSpeak Event Management Server. NetSpeak's Event Management Server stores critical data such as call detail records and NetSpeak's SNMP service alarms in a centralized data repository. The Event Management Server stores the data in an SQL database and reports can be generated using any ODBC third party reporting and analysis tools.

      NetSpeak's WebPhone. NetSpeak's client software applications include the WebPhone and Mini-WebPhone. WebPhone is a fully functional client or end-user software based IP telephone for PCs. The Mini-WebPhone is similar in functionality to a WebPhone but it is smaller in size and can be more quickly downloaded and configured by end-users. WebPhone provides users with the ability to engage in real-time voice communications over the Internet or other IP-based networks from the end-users' PC. WebPhone is H.323v2 compliant and offers many features commonly found in traditional telephones such as full-duplex voice communications, integrated voice mail and caller identification information, among others. The Company's client software applications are components of NetSpeak's PC-to-Phone, Voice E-commerce and Internet Call Waiting solutions. In the second quarter of 2001, NetSpeak will discontinue the consumer version of its WebPhone, which it markets directly to consumers. The Company will continue to offer its WebPhone products included as part of the solutions mentioned above.

Strategic Alliances

     The Company has established strategic alliances with leaders in the communications industry in an effort to facilitate the distribution of its products and solutions, by leveraging its partners' sales and distribution channels. The Company's strategic relationships have primarily been with larger OEMs, like Motorola. The Company seeks to continue establishing new strategic alliances as well as expand and strengthen its existing strategic partnerships. The following highlights NetSpeak's current strategic relationships:

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

      The Agreement also included a $30 million multi-year minimum purchase commitment for the Company's products, which was subject to certain conditions. The acceptance of a specific technology platform (the "Platform") being developed by the Company was defined in the Agreement as the milestone for the minimum purchase commitment. Subsequently, a decision was made to terminate any further development efforts for the Platform in favor of aggressively pursuing the development of the Company's call management software technology. In September 1999, the Company and Motorola amended the Agreement. As part of the amendment, the acceptance of the Platform, which triggered the purchase commitment, and other conditions regarding the receipt of the commitment were eliminated. In addition, Motorola relinquished its exclusive right to use the Company's technology in the cable and wireless markets. In exchange, Motorola's remaining purchase commitment was reduced from $27.3 million to $14.0 million on September 16, 1999. The amended purchase commitment is payable quarterly and terminates in December 2001. As of December 31, 2000, Motorola's remaining purchase commitment was $5.0 million. Motorola accounted for 34%, 59% and 17% of the Company's net revenues during 2000, 1999 and 1998, respectively. Currently, the Company and Motorola are not actively pursuing the extension of Motorola's purchase commitment beyond 2001 and, as a result, there is no assurance that Motorola will continue to be a significant customer for the Company beyond 2001.

      As of December 31, 2000, Motorola owned 27.7% of the Company's total outstanding common stock. Motorola has one designee serving on the Company's Board of Directors.

      Cisco

      During 1999, the Company established an operational relationship with Cisco. As part of the relationship, NetSpeak and Cisco have established informal joint development programs in which NetSpeak has obtained extensive interoperability between its call management products and Cisco's gateway platforms. Cisco also engages NetSpeak on joint customer proposals, and since the inception of the partnership, NetSpeak and Cisco have obtained 23 joint customers. Additionally, Cisco assists NetSpeak in identifying new product features and enhancements for its call management products. In January 2001, NetSpeak and Cisco expanded their relationship by entering into a memorandum of understanding to jointly develop new enhanced service solutions targeted towards service providers, enabling them to deliver new, value-added services to customers. Under the memorandum of understanding, NetSpeak will license certain core Cisco call control technology, which the Company will incorporate into the platform.

     As a result of the success of this partnership, the majority of the customer opportunities in which NetSpeak is currently involved are joint proposals with Cisco. The Company anticipates that this trend will continue in the future.

      Fujitsu

      In February 2000, NetSpeak entered into a three-year OEM agreement with Fujitsu Business Communications Systems ("Fujitsu") in which NetSpeak integrated its gatekeeper, route server, event management server and client products, with Fujitsu's advanced communications services for Internet service providers and IP telephony service providers. Under the agreement, Fujitsu agreed to purchase a minimum of $15.0 million of NetSpeak's products, divided evenly on a quarterly basis over the term of the agreement. During 2000, Fujitsu accounted for 18% of the Company's sales. As of December 31, 2000, Fujitsu's remaining purchase commitment was $11.9 million and it had a payable balance to NetSpeak of $2.0 million. During the fourth quarter of 2000, Fujitsu did not purchase any of the Company's products in accordance with its purchase commitment. NetSpeak and Fujitsu have attempted to redefine a mutually beneficial relationship. However, as they were unable to do so, NetSpeak has commenced legal action against Fujitsu to enforce its rights under the OEM agreement.

Sales and Marketing

      The primary end-users of the Company's products and solutions are service providers, including traditional and new telecommunications carriers. The Company markets its products and solutions through indirect sales channels, such as VARs, SIs and OEMs as well as through its direct sales organization. In December 2000, the Company hired sales representatives in Chile, Japan, Singapore and the Peoples' Republic of China.

      The Company concentrates its marketing activities on supporting and expanding its indirect global sales channel, building and establishing new strategic relationships with leaders in the communications industry and creating brand recognition for the Company's products. During 2000, the Company continued to recruit new VARs and SIs on a global basis in order to expand its international presence. The Company supports the sale of its products and solutions through its channel partners by educating them on the Company's products, assisting them in customer presentations and proposals and demand generation programs.

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

Customer Service, Product Maintenance and Support

      The Company provides technical support services to its direct customers, VARs, SIs, OEMs and strategic partners. The Company maintains a technical support center in which its customer support specialists diagnose and resolve technical problems related to the Company's products along with other hardware and software in which the Company's products may interact. The Company uses customer feedback as a source for product enhancements.

      The Company also provides maintenance for its products through periodic technical upgrades. The Company provides maintenance and support services to its customers for a fee.

Research and Development

      The IP telephony industry is characterized by rapidly changing technology, new product innovation and evolving industry standards. Management believes that the Company's future success is highly dependent upon its ability to quickly adapt to changes in the marketplace and to continue enhancing the functionality of its products. The Company utilizes its customers and partners to assist in identifying new product requirements.

      The Company currently conducts the majority of its product development efforts in-house. On occasion, the Company's strategic partners participate in product development and testing activities. Research and development expenses were $9.6 million, $8.2 million and $9.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. All of the Company's research and development costs have been expensed as incurred.

      The Company believes that its success will depend, in part, on its ability to develop and introduce new products and enhancements to its existing product portfolio. Since inception the Company has made, and intends continue to making, significant investments in research and development in order to accomplish this objective. If the Company is unable to develop new products or enhancements to its existing products on a timely basis, or if the new products or enhancements fail to achieve market acceptance, the Company's business, financial condition and results of operations could be seriously harmed.

Competition

      The IP telephony industry is rapidly changing as voice and data networks are converging. The marketplace is extremely competitive and the Company anticipates that the competition will continue to intensify in the future as companies in the telecommunications and data networking industries continue to introduce new products. NetSpeak principally competes with such companies as Cisco, Clarent Corporation, Starvox Inc., Telcordia Technologies, Inc. and VocalTec Communications Ltd. The Company also expects new competitors to emerge. Although the Company faces increased competition in the marketplace, certain of these companies represent existing and potential future strategic partners to NetSpeak.

      Many of NetSpeak's current and potential future competitors are more established industry participants, which possess significantly greater financial resources, longer operating histories, greater name recognition, longstanding customer relationships, larger customer bases, and greater technical, sales and marketing resources than the Company. Such competitors have certain inherent competitive advantages over NetSpeak, which may include their ability to respond more rapidly to new or emerging technologies and changes in customer requirements, their ability to compete more effectively because by bundling products and features as part of a broader solution, and offering aggressive sales terms and financing alternatives.

      The Company believes that the principal competitive factors affecting its potential success include the Company's ability to partner with industry leaders, adapt to changing market conditions, maintain strong customer relationships, new product development, time-to-market, product quality, product performance, the addition of new product features, product scalability, product interoperability, product functionality and ease of use, price, customer service and support, reputation and the overall effectiveness of its global sales and marketing activities.

      The Company expects its competitors to continue to improve the performance of their current products and introduce new products or new technologies. Successful new product introductions or enhancements by the Company's competitors could reduce the sales or market acceptance of the Company's products, perpetuate price competition or make the Company's products obsolete. To be competitive, the Company is continuing to invest significant resources in research and development, sales and marketing and customer support. There is no assurance that the Company will have sufficient resources to make these investments or that it will be able to develop the technological advances necessary to be competitive.

      Increased competition may result in price reductions and loss of market share. The Company's failure to compete successfully against current or future competitors could seriously harm its business, financial condition, results of operations, and cash flows.

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

Patents and Proprietary Rights

      The Company generally relies upon patent, copyright, trademark and trade secret laws to protect and maintain its proprietary rights for its products and technology. The Company has been issued six U.S. patents and has approximately 23 U.S. utility patent applications pending and ten foreign patent applications pending relating to various aspects of the Company's products. The Company expects to routinely file patent applications, as deemed appropriate to protect its technology and products.

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

      To help protect its rights, the Company currently requires employees, consultants and strategic partners to enter into confidentiality agreements that prohibit disclosure of the Company's proprietary information. The Company also currently requires employees and consultants to assign to it their ideas, developments, discoveries and inventions. NetSpeak has entered into agreements with customers that require the Company to place its source code in escrow. These agreements provide that customers will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company may enter into similar agreements in the future, which may increase the likelihood of misappropriation by third parties.

Employees

      As of February 28, 2001, the Company employed 116 persons, 61 in research and development, 41 in sales, marketing and support and 14 in administration and finance. None of the Company's employees are subject to collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

      Competition for technical personnel in the Company's industry is intense. The Company believes it has been successful in retaining and recruiting qualified employees, but there is no assurance that it will continue to be as successful in the future. There are a relatively small number of individuals who possess the specialized technical skills that the Company requires, in close proximity to the Company's current research and development facilities. The Company believes that its future success depends in part on its continued ability to retain, recruit, train, motivate and assimilate qualified personnel.

Risk Factors

      The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial also may impair its business operations. The following risks may have a material adverse affect on the Company's business, financial condition, operating results and cash flows.

THE COMPANY HAS A LIMITED OPERATING HISTORY UPON WHICH ITS BUSINESS AND PROSPECTS CAN BE EVALUATED.

      The Company was incorporated in December 1995 and began offering products for sale in February 1996. Accordingly, the Company has a relatively short operating history upon which its business and prospects can be evaluated. The Company's prospects should be considered in light of the risks, expenses and difficulties frequently encountered by telecommunications technology providers. As a technology provider, the Company has a rapidly evolving and unpredictable business model and faces extensive competition, which it must effectively manage and respond quickly to rapid changes in customer demands and industry standards. The Company may not succeed in addressing these challenges and risks.

THE COMPANY HAS AN ACCUMULATED DEFICIT AND ANTICIPATES FURTHER LOSSES.

      The Company has incurred significant losses since inception and may continue to incur such losses for the foreseeable future. As of December 31, 2000, the Company had an accumulated deficit of $38.2 million. The Company experienced operating losses in all four quarters of 1999 and 2000 and will need to generate and sustain higher revenues in order to become profitable.

THE COMPANY CANNOT ACCURATELY FORECAST REVENUES OF ITS BUSINESS. IT MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN ITS QUARTERLY OPERATING RESULTS. FUTURE FLUCTUATIONS IN OPERATING RESULTS OR REVENUE SHORTFALLS COULD ADVERSELY AFFECT ITS SUCCESS.

      Due to the Company's limited operating history and the unpredictability of the Company's industry, it cannot accurately forecast its revenues.

      Additionally, the Company revenues may vary significantly from quarter to quarter. The primary factors that may affect the Company's revenues are:

      o     fluctuations in demand for the Company's products

      o     the timing of customer orders

      o     the length and variability of customers sales cycles

      o new product introductions and enhancements by the Company and its competitors

      o general economic conditions, as well as those specific to the telecommunications, networking and related industries and other factors

      The Company generally recognizes a substantial portion of its quarterly revenues in the last weeks of the quarter. As a result, a delay in customer orders may result in a delay in shipments and recognition of revenue beyond the end of a given quarter, which would have a significant impact on the Company's revenues and operating results for that quarter.

      The Company bases current and future expense levels on estimates of future revenues. It may not be able to adjust its spending quickly if its revenues fall short of its expectations.

      The Company's future operating results may fall below the expectations of securities analysts or investors, which would likely cause the trading price of the Company's common stock to decline.

THE COMPANY EXPECTS THAT A MAJORITY OF ITS REVENUES WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS.

      Since inception, the Company has shipped its products to a limited number of customers. For the year ended December 31, 2000, four customers each accounted for more than 10% of the Company's revenues and collectively represented 73% of the Company's total revenues. The Company's future success depends on its ability to attract new customers.

THE MARKET FOR VOICE OVER IP CALL MANAGEMENT AND ENHANCED SERVICE SOLUTIONS IS NEW AND EVOLVING. THE COMPANY'S BUSINESS WILL SUFFER IF THE MARKET DOES NOT DEVELOP AS IT EXPECTS.

      The market for the Company's products is rapidly evolving. Packet-based technology is not yet widely accepted as a platform for voice, and the market for the Company products may not continue to develop or be sustainable. The Company may not be able to generate product sales, if the market does not develop, or develops more slowly than the Company anticipates.

THE COMPANY IS EXPERIENCING THE IMPACT OF A SLOWDOWN IN SOME SECTORS OF THE TELECOMMUNICATIONS INDUSTRY.

      A broad-based economic slowdown is affecting telecommunications industry. Certain of the Company's customers are canceling or deferring orders into future periods. Due to the difficulty of predicting how long this slowdown will continue, the Company may not be able to meet anticipated revenue levels on a quarterly or annual basis.

THE COMPANY MAY NOT BE SUCCESSFUL IN ITS EFFORTS TO EXPAND INTO INTERNATIONAL MARKETS.

      The Company believes that the international voice over IP market is substantial, as a result it plans to expand its international sales presence. The Company has relatively little experience in marketing and distributing products or services in these markets and may not benefit from any first-to-market advantages. It will be costly to establish international facilities and operations, and promote the Company's brand internationally and the Company may not be successful in these efforts.

      The Company's international sales and operations are subject to a number of risks inherent in selling and operating abroad, including, but not limited to, risks with respect to:

      o     local economic and political conditions
      o     disruptions of capital and trading markets
      o     restrictive governmental actions
      o     changes in legal or regulatory requirements
      o     import or export licensing requirements
      o     difficulty in obtaining distribution and support
      o laws and policies of the US affecting trade, foreign investment and loans, and tax and other laws

      As the international telecommunications market continues to grow, competition will likely intensify. The Company may have to compete with local companies who have a more comprehensive understanding of the local markets and who may have better local brand name recognition than the Company. In addition, governments in foreign jurisdictions may regulate the telecommunications or other telephony services in such areas as privacy, network security, encryption or distribution. This may affect the Company's ability to conduct business internationally. The Company may not be able to hire, train, retain, motivate and manage required personnel, which may limit its growth in international markets.

THE COMPANY'S PRODUCTS ARE DESIGNED TO BE DEPLOYED IN COMPLEX ENVIRONMENTS, AS A RESULT, ERRORS OR DEFECTS MAY BE FOUND AFTER DEPLOYMENT, WHICH COULD SERIOUSLY HARM ITS BUSINESS.

      The Company's products are sophisticated and are designed to be deployed in complex networks. As the Company's customers deploy its products, they may discover errors or defects in the software, or the products may not operate as expected. If the Company is unable to fix errors or other performance problems that may be identified, it could affect the Company's business, financial position, results of operations and cash flows.

THE LOSS OF THE COMPANY'S SENIOR MANAGEMENT OR KEY EMPLOYEES COULD NEGATIVELY AFFECT THE BUSINESS.

      The Company depends on the continued services and performance of its senior management and other key personnel. The loss of any of the Company's executive officers or other key employees could harm the business. The employment contract of Michael Rich, the Company's chief executive officer and chairman of the board expires in November 2001 and has not yet been renewed. In addition, the Company does not have "key person" life insurance policies.

THE COMPANY'S STOCK PRICE IS HIGHLY VOLATILE.

      The trading price of the Company's common stock fluctuates significantly. During the fiscal year ended December 31, 2000, the reported sale price of its common stock on the Nasdaq National Market was as high as $27.19 and as low as $1.56 per share. Trading prices of the Company's common stock may fluctuate in response to a number of events and factors, such as:

      o     quarterly variations in operating results
      o     changes in operating expense levels or losses
      o     announcements of innovations
      o new products, services and strategic developments by us or our competitors, or business combinations and investments by the Company or its competitors,
      o changes in financial estimates and recommendations by securities analysts

      Any of these events may cause the Company's stock price to decline, which may adversely affect the business and financing opportunities. The broad market and industry fluctuations may also adversely affect the trading price of the Company's common stock regardless of its operating performance.

ITEM 2. PROPERTIES

      The Company currently occupies approximately 25,000 square feet of office space in Boca Raton, Florida, which it leases at a combined annual rental of $276,000. The leases for the Company's current facilities expire in June 2001. In August 2000, the Company entered into a ten-year lease agreement for 30,000 square feet of space in a new facility in close proximity to its existing location. The Company expects to take occupancy in mid-2001 and the annual rental begins at $473,000. The Company believes that its new facilities will be adequate for its needs. In addition, the Company entered into annual lease agreements for office space in The Peoples' Republic of China and Singapore for a combined annual rent of $55,000.

ITEM 3. LEGAL PROCEEDINGS

      During 1998, certain shareholder litigation was filed against the Company and its senior officers and directors in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County. The purported class action alleged that the Company made false and misleading statements to shareholders in connection with Motorola's partial tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. In December 1999, the parties reached an agreement in principle to settle this litigation at a cost of $7.0 million, of which the Company paid $500,000 toward the settlement, which was accrued in the December 31, 1999 financial statements, with the balance having been funded by the Company's insurance carrier and the individual defendants in the action. In December 2000, the Court approved the settlement and dismissed the lawsuit with prejudice.

      The Company may, from time to time, be involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such actions known to date will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

(a) Market Information

      The Company's common stock has been listed for trading on the Nasdaq National Market under the symbol "NSPK" since May 29, 1997. The following table sets forth for the calendar quarter the high and low sale prices as quoted on The Nasdaq National Market.


                                                           High         Low
                                                           ----         ---

1999

Quarter ended March 31, 1999..........................     $16.00       $ 10.91

Quarter ended June 30, 1999...........................     $14.25       $  9.00

Quarter ended September 30, 1999......................     $13.06       $  9.63

Quarter ended December 31, 1999.......................     $21.25       $ 11.25

2000

Quarter ended March 31, 2000..........................     $27.19       $ 18.31

Quarter ended June 30, 2000 ..........................     $18.81       $  9.50

Quarter ended September 30, 2000......................     $12.13       $  8.50

Quarter ended December 31, 2000.......................     $10.38       $  1.56

(b) Holders

      As of February 28, 2001 there were 114 holders of record and, the Company believes, approximately 7,000 beneficial holders of the Company's Common Stock.

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

                                                                         Year ended December 31,
                                                     ------------------------------------------------------------
                                                       1996         1997         1998         1999         2000
                                                     --------     --------     --------     --------     --------
                                                               (In thousands, except per share amounts)
Statement of Operations Data:
Net revenues ....................................    $    867     $  5,353     $  7,719     $  7,637     $ 17,892
Operating expenses:
      Cost of revenues ..........................          47          931        1,495          583        1,983
      Research and development ..................       2,256        5,496        9,586        8,239        9,617
      Sales and marketing .......................         722        2,919        7,678        9,185        9,379
      General and administrative ................         837        1,631        3,105        3,730        4,320
                                                     --------     --------     --------     --------     --------
                 Total operating expenses .......       3,862       10,977       21,864       21,737       25,299
Loss from operations ............................      (2,995)      (5,624)     (14,145)     (14,100)      (7,407)
Interest and other income .......................         172          753        2,500        1,902        2,025
Other charges ...................................          --           --         (383)          --           --
                                                     --------     --------     --------     --------     --------
Loss before income taxes ........................      (2,823)      (4,871)     (12,028)     (12,198)      (5,382)
Income taxes ....................................          43          209           35           14           --
                                                     --------     --------     --------     --------     --------
Net loss ........................................    $ (2,866)    $ (5,080)    $(12,063)    $(12,212)    $ (5,382)
                                                     ========     ========     ========     ========     ========
Net loss per share (basic and diluted) ..........    $  (0.41)    $  (0.54)    $  (0.98)    $  (0.95)    $  (0.38)
                                                     ========     ========     ========     ========     ========
Shares used in computing net loss per share .....       7,019        9,396       12,282       12,920       13,985
                                                     ========     ========     ========     ========     ========

                                                                             December 31,
                                                     ------------------------------------------------------------
                                                       1996         1997         1998         1999         2000
                                                     --------     --------     --------     --------     --------
Balance Sheet Data:
Cash, cash equivalents and short-term investments    $  6,295     $ 19,054     $ 44,922     $ 34,269     $ 29,893
Working capital .................................       4,304       18,413       43,077       34,473       31,770
Total assets ....................................       8,278       23,201       51,725       40,946       39,594
Shareholders' equity ............................       5,679       21,108       47,684       37,795       34,921

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      The Company generates revenues from product licenses and fees for services. The principal end-users of the Company's products and solutions are service providers, including traditional and new telecommunications carriers. The Company distributes its products through VARs, SIs, OEMs and its direct sales force. Product license revenues are generally recognized upon product shipment provided that no significant post-delivery obligations exist and payment is due within one year. Service revenues include fees for customer support, product maintenance and professional engineering services. Service revenues for customer maintenance and support are recognized ratably over the term of the maintenance period, which is typically 12 months. Professional engineering service revenues are recognized when the services are performed. Product license and service revenues are recognized upon customer acceptance, if required. Advance payments of product licenses and services are reported as unearned revenue until all conditions for revenue recognition are met. All research and development costs to date have been expensed as incurred.

      The Company generates a significant percentage of its revenues through several of its strategic partners and, as a result, is highly dependent upon the sales and marketing activities of these partners for its products. During 2000, 1999 and 1998 the Company had four, one and three customers, respectively, which each accounted for more than 10% of the Company's sales. These partners and customers represented 73%, 59% and 62% of the Company total sales in 2000, 1999 and 1998, respectively. Motorola, the Company's, primary OEM partner accounted for 34%, 59% and 17% of the Company's revenues during 2000, 1999 and 1998, respectively.

      The market for the Company's products and solutions is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of December 31, 2000, the Company had an accumulated deficit of $38.2 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include, but are not limited to, those set forth above.

Results of Operations

      Years Ended December 31, 2000, 1999, and 1998

      Net revenues were $17.9 million, $7.6 million and $7.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      Sales of call management products for the years ended December 31, 2000, 1999 and 1998 accounted for 69%, 65% and 44% of net revenues, respectively. The increase in call management product sales was due to the Company obtaining new service provider customers as well as greater OEM sales as a result of the February 2000 OEM agreement with Fujitsu Business Communications Systems. (see
Item 1 - Business - Strategic Alliances).

      Professional services revenues represented 24%, 22% and 8% of net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Professional service revenue during 2000 increased primarily due to professional service engagements performed for the Company's strategic partners as well as the addition of new customer support contracts. The Company believes that professional services revenues will decline in future periods as a significant professional services engagement that accounted for 11% of net revenue ended during 2000.

      The Company discontinued its gateway product line in the first quarter of 2000 and, as a result, it did not generate any gateway sales during 2000. For the years ended December 31, 1999 and 1998 sales of gateway systems accounted for 9% and 41% of net revenues, respectively.

      During 2000, the Company expanded its global distribution channels primarily through the addition of international VARs and SIs. Accordingly, international sales accounted for 22%, 14% and 7% of net revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

      Cost of revenues for the years ended December 31, 2000, 1999 and 1998 were $2 million, or 11% of net revenues, $583,000, or 8% of net revenues, and $1.5 million, or 19% of net revenues, respectively. The increase in cost of revenues as a percentage of net revenues in 2000 was primarily due to lower gross margins associated with the Company's professional services revenues. The decrease in cost of revenues as a percentage of net revenues in 1999 was due to a shift in the Company's sales mix towards its call management software products.

      Research and development expenses for the years ended December 31, 2000, 1999 and 1998 were $9.6 million, $8.2 million and $9.6 million, respectively. The increase in research and development during 2000 was due to the expansion of the Company's research and development staff associated with new product development. The reduction in research and development expenses during 1999 was due to the Company eliminating certain engineering programs during the year, which resulted in lower personnel costs and lower costs of hardware and software used in development. All research and development costs have been expensed as incurred.

      Sales and marketing expenses for the years ended December 31, 2000, 1999 and 1998 were $9.4 million, $9.2 million and $7.7 million, respectively. The increase in sales and marketing expenses in all periods was primarily due to the addition of sales personnel as the Company expanded its direct sales force and reseller channels.

      General and administrative expenses for the years ended December 31, 2000, 1999 and 1998 were $4.3 million, $3.7 million and $3.1 million, respectively. The increase in general and administrative expenses during 2000 was due to greater compensation costs. The increase in general and administrative expenses during 1999 was due to charges associated with the settlement of the Company's shareholder litigation.

      Interest and other income for the years ended December 31, 2000, 1999 and 1998 was $2.0 million, $1.9 million and $2.5 million, respectively. The reduction in interest and other income in 1999 was due to a decrease in the Company's cash and short-term investment balances during the year.

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

      Income taxes for the years ended December 31, 1999 and 1998 were $14,000, and $35,000, respectively, and were primarily the result of foreign taxes. The Company did not incur income taxes in 2000.

Liquidity and Capital Resources

      The Company has financed its operations through sales of equity securities since its inception. The Company has raised $65.1 million, net of offering costs, including $47.2 million in sales of private securities and $17.9 million in its Initial Public Offering. As of December 31, 2000, the Company had $29.9 million in cash, cash equivalents and short-term investments. The Company currently does not have any available lines of credit.

      Net cash used in operating activities during the years ended December 31, 2000, 1999 and 1998 was $5.4 million, $12.2 million and $9.8 million, respectively. Net cash used in operating activities related to the funding and growth of the Company's research and development and sales and marketing activities as well as its corporate infrastructure.

      Net cash provided by investing activities during the year ended December 31, 2000 was $9.8 million, which reflected $11.3 million in net sales of short-term investments offset by $1.5 million in equipment purchases. Net cash used in investing activities during the year ended December 31, 1999 was $1.3 million and represented $550,000 in net purchases of short-term investments and $776,000 in purchases of equipment. Net cash provided by investing activities during the year ended December 31, 1998 was $632,000, which reflected $3.6 million in net sales of short-term investments, which was reinvested in cash equivalents, offset by $3.0 million in capital expenditures.

      Net cash provided by financing activities for the year ended December 31, 2000 was $2.4 million and resulted from exercises of employee stock options for 776,000 shares of common stock and the issuance of 13,000 shares of common stock under the Company's Employee Stock Purchase Plan ("ESPP"). Net cash provided by financing activities for the year ended December 31, 1999 was $2.5 million and was due to exercises of employee stock options and the issuance of common stock under the ESPP for 608,000 and 17,000 shares of common stock, respectively. Net cash provided by financing activities for the year ended December 31, 1998 was $38.6 million. In February 1998, the Company issued 1.3 million shares of common stock for $36.8 million, net of offering costs, to Bay Networks, who was subsequently acquired by Nortel. The Company also received $1.8 million from exercises of stock options and the issuance of common stock under its ESPP for 681,000 and 7,000 shares of common stock, respectively.

      The Company has no material commitments other than those under office and equipment operating leases. Capital expenditures may increase in future periods primarily due to the purchase of computer-related equipment and costs associated with obtaining new corporate facilities. The Company anticipates that, based on its present plans and assumptions, the current cash balances will be sufficient to sustain its current and planned operations for a period of at least 12 months. If the Company's estimates or assumptions prove to be incorrect, the Company may require additional capital. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to the Company. Failure to secure additional financing, if and when needed, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       NETSPEAK CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page No.
                                                                                                           --------
         Independent Auditors' Report.......................................................................  24

         Consolidated Balance Sheets as of December 31, 1999 and 2000.......................................  25

         Consolidated Statements of Operations for the years ended December 31, 1998,
         1999 and 2000......................................................................................  26

         Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 1998, 1999 and 2000...................................................................  27

         Consolidated Statements of Cash Flows for the years ended December 31, 1998,
         1999 and 2000......................................................................................  28

         Notes to Consolidated Financial Statements.........................................................  29

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of NetSpeak Corporation:

We have audited the accompanying consolidated balance sheets of NetSpeak Corporation and subsidiary (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida

January 19, 2001 (February 22, 2001 as to the Stock Option Re-pricing Program described in Note 5)

                       NETSPEAK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                           December 31,
                                                                     ----------------------
                                                                       1999          2000
                                                                     --------      --------
ASSETS

Cash and cash equivalents ......................................     $ 23,109      $ 29,876
Short-term investments .........................................       11,160            17
Accounts receivable, net of allowances for doubtful accounts of
     $1,200 and $479 at December 31, 1999 and 2000, respectively        2,814         5,538
Prepaid and other current assets ...............................          541         1,012
                                                                     --------      --------
            Total current assets ...............................       37,624        36,443

Property and equipment, net ....................................        2,527         2,245
Other assets ...................................................          795           906
                                                                     --------      --------
                                                                     $ 40,946      $ 39,594
                                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable ...............................................     $    637      $    913
Accrued compensation ...........................................        1,201         2,416
Other accrued expenses .........................................          952           483
Unearned revenue ...............................................          361           861
                                                                     --------      --------
            Total current liabilities ..........................        3,151         4,673
                                                                     --------      --------

Commitments and contingencies (Notes 6 and 7) ..................           --            --

Shareholders' equity:
     Preferred stock:  1,000,000 shares of $0.01 par value
         authorized; no shares issued or outstanding ...........           --            --
     Common stock: 75,000,000 shares of $0.01 par value
         authorized; 13,375,716 and 14,232,949 shares issued
         and outstanding at December 31, 1999 and 2000,
         respectively ..........................................          134           142
     Additional paid-in capital ................................       70,658        73,024
     Accumulated other comprehensive loss ......................         (134)           --
     Accumulated deficit .......................................      (32,863)      (38,245)
                                                                     --------      --------
            Total shareholders' equity .........................       37,795        34,921
                                                                     --------      --------
                                                                     $ 40,946      $ 39,594
                                                                     ========      ========


          See accompanying notes to consolidated financial statements.

                       NETSPEAK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Year Ended December 31,
                                              ------------------------------------
                                                1998          1999          2000
                                              --------      --------      --------
Net revenues ............................     $  7,719      $  7,637      $ 17,892

Operating expenses:
      Cost of revenues ..................        1,495           583         1,983
      Research and development ..........        9,586         8,239         9,617
      Sales and marketing ...............        7,678         9,185         9,379
      General and administrative ........        3,105         3,730         4,320
                                              --------      --------      --------
                 Total operating expenses       21,864        21,737        25,299

Loss from operations ....................      (14,145)      (14,100)       (7,407)

Interest and other income ...............        2,500         1,902         2,025
Other charges ...........................         (383)           --            --
                                              --------      --------      --------
Loss before income taxes ................      (12,028)      (12,198)       (5,382)

Income taxes ............................           35            14            --
                                              --------      --------      --------

Net loss ................................     $(12,063)     $(12,212)     $ (5,382)
                                              ========      ========      ========

Net loss per share (basic and diluted) ..     $  (0.98)     $  (0.95)     $  (0.38)
                                              ========      ========      ========

Weighted-average shares outstanding .....       12,282        12,920        13,985
                                              ========      ========      ========


          See accompanying notes to consolidated financial statements.

                       NETSPEAK CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (in thousands)

                                                                                     Accumulated
                                      Common Stock         Additional                   Other
                                  ---------------------     Paid-in    Accumulated  Comprehensive
                                   Shares       Amount      Capital       Deficit    Income (Loss)      Total
                                  --------     --------    ---------     ---------  ---------------   --------
Balance at December 31, 1997        10,555     $    106     $ 29,590      $ (8,588)     $     --      $ 21,108

Issuance of common stock ....        1,334           13       36,740            --            --        36,753
Exercise of warrant .........          174            2           (2)           --            --            --
Exercises of stock options ..          681            6        1,782            --            --         1,788
Stock issuance under employee
   stock purchase plan ......            7           --           37            --            --            37
Comprehensive income (loss):
  Net loss ..................           --           --           --       (12,063)           --       (12,063)
  Other comprehensive income            --           --           --            --            61            61
                                  --------     --------     --------      --------      --------      --------
    Total comprehensive
      income (loss)                                                                                    (12,002)
                                                                                                      --------
Balance at December 31, 1998        12,751          127       68,147       (20,651)           61        47,684

Exercises of stock options ..          608            7        2,342            --            --         2,349
Stock issuance under employee
   stock purchase plan ......           17           --          169            --            --           169
Comprehensive loss:
  Net loss ..................           --           --           --       (12,212)           --       (12,212)
  Other comprehensive loss ..           --           --           --            --          (195)         (195)
                                  --------     --------     --------      --------      --------      --------
    Total comprehensive
      income (loss)                                                                                    (12,407)
                                                                                                      --------
Balance at December 31, 1999        13,376          134       70,658       (32,863)         (134)       37,795

Exercises of stock options ..          776            7        2,257            --            --         2,264
Exercise of warrant .........           68            1           (1)           --            --            --
Stock issuance under employee
   stock purchase plan ......           13           --          110            --            --           110
Comprehensive income (loss):
  Net loss ..................           --           --           --        (5,382)           --        (5,382)
  Other comprehensive income            --           --           --            --           134           134
                                  --------     --------     --------      --------      --------      --------
    Total comprehensive
      income (loss)                                                                                     (5,248)
                                                                                                      --------
Balance at December 31, 2000        14,233     $    142     $ 73,024      $(38,245)     $     --      $ 34,921
                                  ========     ========     ========      ========      ========      ========


          See accompanying notes to consolidated financial statements.

                       NETSPEAK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                             Year Ended December 31,
                                                                      ------------------------------------
                                                                        1998          1999          2000
                                                                      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .....................................................     $(12,063)     $(12,212)     $ (5,382)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation ..............................................        1,524         1,863         1,776
      Provision for bad debts ...................................          815           625           285
      Changes in assets and liabilities:
           Accounts receivable ..................................         (893)       (2,463)       (3,009)
           Prepaid and other current assets .....................         (666)          679          (471)
           Other assets .........................................         (476)          198          (111)
           Accounts payable .....................................           30           (69)          276
           Accrued compensation .................................          602          (216)        1,215
           Other accrued expenses ...............................          (38)          644          (469)
           Unearned revenue .....................................        1,354        (1,249)          500
                                                                      --------      --------      --------
               Net cash used in operating activities ............       (9,811)      (12,200)       (5,390)
                                                                      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment ........................................       (2,960)         (776)       (1,494)
   Purchase of short-term investments ...........................      (12,647)      (15,064)       (6,070)
   Maturities and sales of short-term investments ...............       16,239        14,514        17,347
                                                                      --------      --------      --------
              Net cash provided by (used in) investing activities          632        (1,326)        9,783
                                                                      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .......................       36,753            --            --
   Proceeds from exercise of stock options ......................        1,788         2,349         2,264
   Proceeds from issuance of common stock under
      employee stock purchase plan ..............................           37           169           110
                                                                      --------      --------      --------
             Net cash provided by financing activities ..........       38,578         2,518         2,374
                                                                      --------      --------      --------

Net increase (decrease) in cash and cash equivalents ............       29,399       (11,008)        6,767

Cash and cash equivalents, beginning of period ..................        4,718        34,117        23,109
                                                                      --------      --------      --------

Cash and cash equivalents, end of period ........................     $ 34,117      $ 23,109      $ 29,876
                                                                      ========      ========      ========

SUPPLEMENTAL INFORMATION:

Cash paid for income taxes ......................................     $     60      $     15      $     --
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

                       NETSPEAK CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND OPERATIONS - NetSpeak Corporation ("NetSpeak") and its subsidiary, Internet Telephone Company ("ITC"), (collectively, the "Company") develops, markets, licenses, and supports advanced telephony solutions for Internet Protocol ("IP") networks. The Company's solutions enable real-time, concurrent interactive voice, video and data transmission over packetized data networks, such as the Internet and local-area and wide-area networks.

      The market for the Company's products and solutions is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of December 31, 2000, the Company had an accumulated deficit of $38.2 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control. These factors include, but are not limited to, the Company's ability to expand its customer base, the Company's ability to develop additional, and leverage its existing, distribution channels for its products and solutions, the Company's dependence on strategic and channel partners including their ability to distribute the Company's products and meet their financial commitments, the Company's ability to address international markets, the effectiveness of the Company's sales and marketing activities, the acceptance of the Company's products in the marketplace, the timing and scope of deployments of the Company's products by customers, fluctuations in customer sales cycles, customers' ability to obtain additional funding, technical difficulties with respect to the Company's products or products in development, the need for ongoing product development in an environment of rapid technological change, the emergence of new competitors in the marketplace, the Company's limited operating history, the Company's ability to compete successfully against more established competitors with greater resources, the timing of new product announcements and releases by the Company and its competitors, the uncertainty of future governmental regulation, the Company's ability to manage growth, obtain patent protection, obtain additional funds, and general economic conditions. The Company believes that it has adequate capital resources to sustain its operations for a period of at least twelve months. If the Company's estimates or assumptions prove to be incorrect, the Company may require additional capital. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to the Company. Failure to secure additional financing, if and when needed, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the Consolidated Balance Sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments, which are presented herein, have been determined by the Company using available market information. As of December 31, 1999 and 2000, there were no significant differences between cost and fair value of short-term investments.

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

      LONG-LIVED ASSETS - The Company reviews its long-lived assets for impairment on a periodic basis and records an impairment loss to operations if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. An impairment loss would be recognized to reduce the carrying amount of the impaired asset to its fair value. No such impairment losses have been recorded for 1998, 1999 or 2000.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") providing guidance with respect to revenue recognition issues and disclosures. The Company believes that its existing accounting policies comply with the requirements of this published guidance.

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

      INCOME TAXES - Income taxes are provided for based on the treatment prescribed by SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires accounting for income taxes based on the asset and liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial statement carrying values and tax reporting bases of assets and liabilities and net operating loss carryforwards.

      NET LOSS PER SHARE - The Company computes net loss per share under SFAS No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options and warrants to purchase 3,284,000, 3,378,000 and 3,837,000 common shares from the weighted-average shares outstanding calculation for the years ended December 31, 1998, 1999 and 2000, respectively, as their effect was anti-dilutive.

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

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Financial Instruments and for

Hedging Activities", ("SFAS 133") which provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have an impact on the Company's results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

      RECLASSIFICATIONS - Certain reclassifications to the prior years' Consolidated Financial Statements have been made to conform to the current year presentation.

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments consist of the following:

                                                               December 31,
                                                           --------------------
                                                             1999         2000
                                                           -------      -------
                                                               (in thousands)

U.S. Treasury Notes ...................................    $11,143      $    --
Certificate of Deposit ................................         17           17
                                                           -------      -------
Short-term investments ................................     11,160           17
Cash and cash-equivalents .............................     23,109       29,876
                                                           -------      -------
Cash and cash equivalents and short-term investments...    $34,269      $29,893
                                                           =======      =======


3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                               December 31,
                                                           --------------------
                                                             1999         2000
                                                           -------      -------
                                                               (in thousands)

Computer equipment.....................................    $ 5,303      $ 6,676
Furniture, fixtures and office equipment...............        728          746
Leasehold improvements.................................        561          569
                                                           -------      -------
Property and equipment, cost...........................      6,592        7,991
Accumulated depreciation...............................     (4,065)      (5,746)
                                                           -------      -------
Property and equipment, net............................    $ 2,527      $ 2,245
                                                           =======      =======


      Depreciation expense during 1998, 1999 and 2000 was $1,524,000, $1,863,000 and $1,776,000, respectively.

4. SHAREHOLDERS' EQUITY

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

      The Company received $1,788,000, $2,349,000 and $2,264,000 from the exercise of 681,000, 608,000 and 776,000 stock options during 1998, 1999 and 2000, respectively.

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

      A summary of the status of the Plan as of December 31, 1998, 1999 and 2000, and changes during the periods ended on those dates, is presented below:

                                                                                     Price Per Share
                                                                              ---------------------------
                                                                                                 Weighted-
                                                                                                  Average
                                                                                                 Exercise
                                                                  Shares           Range          Price
                                                             ---------------  ----------------  ---------
                                                              (in thousands)
Outstanding at December 31, 1997.......................                2,238  $1.00 to 26.88     $  3.70
  Granted..............................................                1,480   6.94 to 31.81       12.64
  Exercised............................................                  532    1.00 to 8.75        2.66
  Canceled.............................................                  242   2.50 to 31.81       13.15
                                                             ---------------  ---------------   ---------
Outstanding at December 31, 1998.......................                2,944   1.00 to 31.81        7.61
  Granted..............................................                1,273   8.75 to 20.25       11.23
  Exercised............................................                  584   1.00 to 12.63        3.92
  Canceled.............................................                  547   5.50 to 27.13       13.26
                                                             ---------------  ---------------   ---------
Outstanding at December 31, 1999.......................                3,086   1.00 to 24.25        8.80
  Granted..............................................                2,021   1.56 to 27.19       11.30
  Exercised............................................                  703   1.00 to 22.25        2.96
  Canceled.............................................                  675   5.50 to 24.25       10.39
                                                             ---------------  ---------------   ---------
Outstanding at December 31, 2000.......................                3,729  $1.56 to 27.19     $ 10.63
                                                             ===============  ===============   =========

      The following table summarizes information about employee stock options outstanding at December 31, 2000:

                                           Options Outstanding                             Options Exercisable
                          -------------------------------------------------------  ------------------------------------
                                             Weighted-Average
                                                Remaining          Weighted-                             Weighted-
          Range of                             Contractual          Average                               Average
       Exercise Price        Outstanding       Life (years)     Exercise Price        Exercisable     Exercise Price
       --------------        -----------       ------------     --------------        -----------     --------------
                           (in thousands)                                            (in thousands)
    $    1.56 to 8.00                 615          7.5                $  5.43                  161           $ 2.49
         8.00 to 9.97               1,176          8.8                   9.75                  313             9.59
       10.00 to 11.75               1,032          9.0                  10.77                  159            10.21
       11.81 to 27.19                 906          8.3                  15.13                  425            14.21
                                   ------          ---                --------              ------          -------
    $   1.56 to 27.19               3,729          8.5                $ 10.63                1,058           $10.81
                                   ======          ===                ========              ======          =======

      The fair value of each employee stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of employee stock options granted in 1998, 1999 and 2000 was $6.91, $6.32 and $6.48, respectively. The following assumptions were used:


                                      December 31,
                     ---------------------------------------------
                          1998            1999           2000
                     -------------   -------------   -------------
Expected life           5 years         5 years         5 years
Interest rate            6.00%           6.00%           6.00%
Volatility                56%             59%             60%
Dividends                None            None            None

      STOCK OPTION RE-PRICING PROGRAM - On February 16, 2001, the Company announced a stock option re-pricing program, in which participating employees were able to surrender their outstanding stock options and receive two future grants of stock options. The first grant occurred on February 22, 2001, and was equal to the sum of 40% of an employee's vested options plus 25% of their unvested options surrendered. These option grants will vest on August 22, 2001 and will expire on December 21, 2001. Participating employees will also receive a second option grant to occur on August 24, 2001 equal to 50% of the difference between the number of options surrendered and the number of options issued on February 22, 2001. These options will vest semi-annually over the following two years and have a standard term of ten years. The exercise price of all options granted under the re-pricing program is the fair market price on the date of grant.

      Under the re-pricing program 2,006,000 stock options were surrendered by employees and cancelled by the Company. On February 22, 2001, the Company granted 537,609 new options under the re-pricing program at an exercise price of $1.59 per share. To the extent that such exercise price is less than the market price of the Company's Common Stock on August 22, 2001, the Company will incur a non-cash compensation expense charge to operations. An additional 687,616 new options will be granted on August 24, 2001, under the re-pricing program at the fair market value of the Company's Common Stock on the date of grant.

      STOCK PURCHASE PLAN - The NetSpeak Employee Stock Purchase Plan ("ESPP") provides for the issuance of a maximum of 400,000 shares of Common Stock to all eligible employees of the

Company. To participate in the ESPP, an employee must authorize the Company to deduct an amount not more than 15% of a participant's compensation from his or her pay during six-month periods (each a "Purchase Period"). The exercise price for the Purchase Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Purchase Period. The Company issued 17,000 and 13,000 shares, at an average price of $9.83 and $8.39 per share, in 1999 and 2000, respectively, under the ESPP, resulting in cash proceeds of approximately $169,000 and $110,000, respectively.

      STOCK COMPENSATION PLANS - As of December 31, 2000, the Company has two stock-based compensation plans, which are described above. The Company applies APB 25 in accounting for its plans. Accordingly, no compensation expense has been recognized for options granted under the Plan or for the ESPP. Had compensation expense been determined based upon the fair value at the grant dates for the awards under those plans consistent with the methods prescribed by SFAS No. 123, the Company's net loss and net loss per share, on a pro forma basis, would have been:

                                                                     1998            1999          2000
                                                                     ----            ----          ----

Proforma net loss (in thousands)...............................    $ (14,405)    $ (16,804)     $ (12,295)
Proforma net loss per share (basic and diluted)................    $   (1.17)    $   (1.30)     $   (0.88)

6. COMMITMENTS

      The Company leases its office facility and certain equipment under non-cancellable operating leases with remaining lease terms in excess of one year. Future minimum lease payments as of December 31, 2000 are as follows (in thousands):

     Year ending December 31,

               2001....................       713
               2002....................       525
               2003....................       531
               2004....................       547
               2005....................       564
               Thereafter..............     3,083
                                          -------
                                          $ 5,963
                                          =======

      Rent expense for the periods ended December 31, 1998, 1999 and 2000 was approximately $346,000, $357,000 and $377,000, respectively.

      The Company has a 401(k) deferred compensation plan for all employees meeting certain service requirements. The Company pays the administrative costs of the plan and matches employee contributions to the plan at its discretion. The Company's contributions during the years ended December 31, 1998, 1999 and 2000 were $38,000, $115,000 and $150,000, respectively.

     As of December 31, 2000, the Company had outstanding employment agreements with two officers with base salaries aggregating $525,000 annually.

      The Company has entered into Indemnification Agreements with each of the existing directors and officers, which provides for the maximum indemnification permitted by law.

7. CONTINGENCIES

      LITIGATION - During 1998, certain shareholder litigation was filed against the Company and its senior officers and directors in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County. The purported class action alleged that the Company made false and misleading statements to shareholders in connection with Motorola's partial tender offer and that certain of the Company's senior officers and directors improperly tendered their shares. In December 1999, the parties reached an agreement in principle to settle this litigation at a cost of $7.0 million, of which the Company paid $500,000 toward the settlement, which was accrued in the December 31, 1999 financial statements, with the balance having been funded by the Company's insurance carrier and the individual defendants in the action. In December 2000, the Court approved the settlement and dismissed the lawsuit with prejudice.

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

8. INCOME TAXES

      The Company's provision for income taxes consists of the following:

                                                   December 31,
                                         -------------------------------
                                           1998        1999       2000
                                         -------     -------     -------
                                                  (in thousands)
Current - Foreign....................... $    16     $     -     $     -
Deferred - Foreign......................      19          14           -
                                         -------     -------     -------
                                         $    35     $    14     $     -
                                         =======     =======     =======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases. As of December 31, 1999 and 2000, the Company had deferred tax assets as follows:

                                                         December 31,
                                                  -----------------------
                                                    1999          2000
                                                  --------       --------
                                                       (in thousands)
Deferred tax assets:
Accrued liabilities............................   $    301       $    265
Allowance for doubtful accounts................        474            189
Fixed assets...................................        727            680
Other reserves.................................        279            152
Other..........................................        (24)           (85)
Net operating loss carryforwards...............     15,798         19,740
Valuation allowance............................    (17,555)       (20,941)
                                                  --------       --------
     Net deferred tax asset....................   $      -       $      -
                                                  ========       ========


      The valuation allowance has been established to reduce the deferred tax asset to an amount that is more likely than not to be realized, and is based on the uncertainty as to the utilization of the net operating loss carryforwards due to the Company's short operating history and losses to date.

      As of December 31, 2000, the Company had approximately $50 million and $40 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income; such carryforwards begin to expire in 2009. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

      The Company's income tax provisions differed from the statutory federal rate of 34.0% as follows:

                                                   December 31,
                                         -------------------------------
                                           1998        1999       2000
                                         -------     -------     -------
                                                  (in thousands)

Statutory rate applied to
   earnings before income taxes........   34.0 %      34.0 %      34.0 %
State rate net of federal benefit......    3.6         3.6         3.6
Foreign taxes and other................    0.3         0.1           -
Valuation allowance....................  (37.6)      (37.6)      (37.6)
                                         -------     -------     -------
Income tax provision...................    0.3 %       0.1 %         - %
                                         =======     =======     =======

9. RELATED PARTY TRANSACTIONS

      On April 22, 1998, Motorola consummated a cash tender offer, acquiring 2,686,470 shares of the Company's Common Stock. The Company incurred $383,000 in other charges as a result of the cash tender offer. Upon consummation of the tender offer, Motorola purchased an additional 35,000 shares of Common Stock from two officers at the tender offer price. As of December 31, 2000, Motorola owned 27.7% of the total outstanding common shares of the Company.

      In November 1998 and March 1999, the Company advanced an aggregate of $500,000 to an officer of the Company, which is evidenced by interest-bearing promissory notes. The Company will forgive one third of the principal amount of the loan, and accrued interest thereon, on the first, second and third anniversary of the related promissory notes, provided that the officer continues to be employed by the Company on such dates. During 1999 and 2000, the Company forgave $153,000 and $185,000, respectively, of principal and interest on the loan. In the event that the officer leaves the Company or is terminated with cause, any unforgiven principal amount of the loan, together with accrued interest thereon, will be payable in full. The Company is amortizing this loan through a monthly pro-rata charge to compensation expense.

10.      CONCENTRATION OF RISK

      A limited number of customers have historically accounted for a significant portion of the Company's net revenues. Customers that represented in excess of 10% of the Company's total net revenues are as follows:

                      Year ended December 31,
                   -----------------------------
                    1998       1999        2000
                   ------     ------      ------
Motorola            17%         59%         34%
Fujitsu              -           1%         18%
Customer A           -           4%         11%
Customer B           -           -          10%
Customer C          30%          -           -
Customer D          15%          1%          -

11. SELECTED QUARTERLY FINANCIAL DATA (unaudited):

                                                       Quarter ended
                                   --------------------------------------------------
                                   March 31,    June 30,   September 30, December 31,
                                   ---------    --------   ------------- ------------
                                         (in thousands, except per share data)
         1999
         Net revenues .........    $ 1,512      $ 1,024      $ 2,016      $ 3,085
         Operating loss .......     (4,084)      (4,163)      (2,933)      (2,920)
         Net loss .............     (3,553)      (3,685)      (2,515)      (2,459)
         Net loss per share....    $ (0.28)     $ (0.29)     $ (0.19)     $ (0.19)

         2000
         Net revenues .........    $ 4,380      $ 4,819      $ 5,434      $ 3,259
         Operating loss .......     (1,703)      (1,254)      (1,131)      (3,319)
         Net loss .............     (1,251)        (742)        (612)      (2,777)
         Net loss per share....    $ (0.09)     $ (0.05)     $ (0.04)     $ (0.20)

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of NetSpeak Corporation:

We have audited the consolidated financial statements of Netspeak Corporation and subsidiary (the "Company") as of December 31, 1999 and 2000, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 19, 2001 (February 22, 2001 as to the Stock Option Re-Pricing Program described in Note 5); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
January 19, 2001

                              NETSPEAK CORPORATION
                                   SCHEDULE II
                               VALUATION ACCOUNTS

                                                        Charged to
                                       Beginning     Sales & Marketing                      End of
                                       of Period         Expenses        Write-Offs         Period
                                       ----------       ----------       ----------       ----------
1998
Deducted from asset accounts:
  Allowance for doubtful accounts      $       --       $  815,000       $  106,000       $  709,000
                                       ----------       ----------       ----------       ----------
                                       $       --       $  815,000       $  106,000       $  709,000
                                       ==========       ==========       ==========       ==========

1999
Deducted from asset accounts:
  Allowance for doubtful accounts      $  709,000       $  625,000       $  134,000       $1,200,000
                                       ----------       ----------       ----------       ----------
                                       $  709,000       $  625,000       $  134,000       $1,200,000
                                       ==========       ==========       ==========       ==========

2000
Deducted from asset accounts:
  Allowance for doubtful accounts      $1,200,000       $  285,000       $1,006,000       $  479,000
                                       ----------       ----------       ----------       ----------
                                       $1,200,000       $  285,000       $1,006,000       $  479,000
                                       ==========       ==========       ==========       ==========

                  (b) Exhibits.

          EXHIBIT
             NO.                      DESCRIPTION
             ---                      -----------

            3.1          Articles of Incorporation, as amended.(1)
            3.2          Bylaws.(1)
            4.1          Specimen Certificate of Common Stock.(1)
            10.1         1995 Stock Option Plan, as amended.(1)*
            10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(1)*
            10.6         Employment Agreement between the Registrant and John W.
                         Staten.(1)*
            10.9 Leases relating to premises at 902 Clint Moore Road, Boca Raton, Florida.(1)
            10.10 Common Stock and Warrant Purchase Agreement between the Registrant and Motorola, Inc.(1)
            10.11 Right of First Negotiation Agreement between the Registrant and Motorola, Inc.(1)
            10.18 Tender Agreement dated March 18, 1998 between the Registrant and Motorola, Inc.(3)
            10.19 Joint Development and License Agreement dated March 18, 1998 between the Registrant and Motorola, Inc.(2)(3)
            10.20        Employment Agreement between the Registrant and Michael
                         R. Rich.(4)*
            21.1         List of Subsidiaries of the Registrant.(1)
            23.2 Consent of Deloitte & Touche LLP, independent auditors.(5)

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


     (b)  Reports on Form 8-K:

          No Current Report on Form 8-K was filed by the Company in the fourth quarter ended December 31, 2000.

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


                                       NETSPEAK CORPORATION

                                       By: /s/ MICHAEL R. RICH
                                           --------------------------------
                                               Michael R. Rich, Chairman of the
                                               Board, Chief Executive Officer
                                               and President

March 30, 2001

      Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date stated.

           SIGNATURE                   TITLE                          DATE
           ---------                   -----                          ----


/s/ MICHAEL R. RICH         Chairman of the Board, Chief          March 30, 2001
-------------------------   Executive Officer and President
    Michael R. Rich


/s/ JOHN W. STATEN          Chief Financial Officer (Principal    March 30, 2001
-------------------------   Financial and Accounting Officer)
    John W. Staten


/s/ MARK BOROTA             Director                              March 30, 2001
-------------------------
    Mark Borota


/s/ ROBERT F. JONES         Director                              March 30, 2001
-------------------------
    Robert F. Jones


/s/ MARTIN SHUM             Director                              March 30, 2001
-------------------------
    Martin Shum

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.        DESCRIPTION
-----------        -----------

   23.2            Consent of Deloitte & Touche LLP, Independent Auditors.