Form 10-K405/A
period 2000-12-31
NETSPEAK CORP
filed 2001-04-30
CIK 1007209

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

================================================================================

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:


                 Name                      Age                         Position with the Company
                 ----                      ---                         -------------------------
Michael R. Rich ....................       43                Chairman of the Board, Chief Executive Officer and President
John W. Staten .....................       34                Chief Financial Officer, Treasurer, Secretary and Director
Mark Borota ........................       50                Director
Robert F. Jones (1).................       51                Director
Martin Shum (1).....................       52                Director

----------------
(1) Member of Audit Committee.

     Michael R. Rich was appointed Chairman of the Board and Chief Executive Officer in February 2000. Prior to this, Mr. Rich served as the Company's President and Chief Operating Officer since November 1998. From 1997 until joining the Company, Mr. Rich served as Vice President and General Manager of AT&T's Business Internet Services - Value-Added Services division where he was responsible for the daily operations of the division which defined the strategy and work program for launching international carrier and business services, including IP telephony, clearinghouse, global roaming and Internet transit services. From 1995 to 1997, Mr. Rich held the position of General Manager and Founder of AT&T Web Site Services unit, where he was responsible for strategic and tactical planning, service evolution and attainment of revenue and profitability objectives on a global basis. From 1994 to 1995, Mr. Rich served as Director of New Business Development where he led the product management team responsible for developing and bringing to market the next generation call center and automatic teller machine products for the services industry. From 1986 to 1994, Mr. Rich was part of AT&T Bell Laboratories focusing on video and data networking applications, where he led the systems engineering team to the development of real-time, interactive, voice/video/data conferencing services.

     John W. Staten has served as the Company's Chief Financial Officer since February 1996. Mr. Staten was elected to the Board of Directors and was appointed Secretary and Treasurer of the Company in April 1998. Previously, Mr. Staten served as the Company's Assistant Secretary from February 1996 to April 1998. From 1990 to January 1996, Mr. Staten was employed by Deloitte & Touche LLP, a public accounting firm, most recently as a Manager concentrating on technology, manufacturing, distribution and retail companies. Mr. Staten is a Certified Public Accountant.

     Mark Borota has served as a director since June 2000. Mr. Borota is currently Senior Vice President and General Manager for the Core Network Group of Motorola's Global Telecom Solution Sector. Mr. Borota has been employed by Motorola since June 1973 and serves as Motorola's designee on the Board of Directors. See Item 13 "Certain Relationships and Related Transactions."

     Robert F. Jones has served as a director since May 2000. From March 2000 to February 2001, Mr. Jones served as President and Chief Operating Officer for United Messaging Incorporated, a leading Messaging application service provider supporting the corporate enterprise market. Prior to joining United Messaging Mr. Jones had a 26-year career with AT&T Corp. While at AT&T, Mr. Jones held numerous senior level executive positions within the Data and Internet Services business unit.

     Martin Shum has served as a director of the Company since June 1997. In April 1999, Mr. Shum co-founded Aprisa, Inc., a start-up focusing on the provision of engineering services via the Internet, and serves as its President and Chief Executive Officer. From May 1987 to July 1998, Mr. Shum served as Chairman of the Board of Directors, President and Chief Executive Officer of ACT Networks, Inc., a company, which he founded. Mr. Shum is currently on the Board of a number of early stage companies including KnowledgeLINK, Inc. and Ampersand Corporation.

     There are no family relationships among the Company's directors and executive officers.

     The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

Compensation of Directors

     The Company pays non-employee directors, except the designee of Motorola, a fee of $1,000 per meeting of the Board of Directors or committee thereof attended and provides non-employee directors, except the designee of Motorola, with annual grants of stock options to purchase 5,000 shares of Common Stock, which vest immediately. New members elected to the Company's Board of Directors will also receive an initial grant of stock options to purchase 15,000 shares of Common Stock, which vest annually over three years. Directors are also reimbursed for travel and lodging expenses in connection with their attendance at meetings.

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

     Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to 2000, all filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following compensation table sets forth, for the years ended December 31, 1998, 1999 and 2000, the cash and certain other compensation paid by the Company to the Company's Chief Executive Officer ("CEO") and the four most highly compensated other executive officers whose annual salary and bonus exceed $100,000 during 2000 (together with the CEO, collectively, the "Named Executive Officers"):

                                                                                              Long-Term
                                                                                            Compensation
                                               Annual Compensation                              Awards
                                               -------------------                          -------------
                                                                                              Securities
                                                                                              Underlying             All Other
                                     Fiscal      Salary        Bonus       Other Annual     Options/SARS (1)      Compensation (2)
Name and Principal Position           Year        ($)           ($)        Compensation            (#)                  ($)
---------------------------          ------      -------      -------      ------------     ----------------      ----------------
Michael R. Rich                       2000       300,000      124,500              --            175,000               187,329
Chairman, CEO, and                    1999       203,846      250,000              --            300,000               155,583
President (3)                         1998        30,805           --              --            250,000                    --

John W. Staten                        2000       192,308       79,800              --            150,000                 9,300
Chief Financial Officer, Treasurer    1999       158,654       50,000              --             50,000                 9,200
Secretary and Director                1998       150,000           --              --             60,000                 8,200

Stephen R. Cohen                      2000        42,308           --       2,366,938                 --                16,339
Chairman and CEO (4)                  1999       275,000           --              --                 --                 7,200
                                      1998       275,000           --              --                 --                 7,200

Robert Kennedy                        2000        32,954           --       4,058,358                 --               252,654
Vice Chairman  (5)                    1999       250,000           --              --                 --                 9,200
                                      1998       250,000           --              --                 --                 8,200

Harvey Kaufman                        2000        29,615           --         382,656                 --               119,138
Executive Vice President              1999       110,000           --              --                 --                 7,200
and Assistant Secretary (6)           1998       110,000           --              --                 --                 7,200

--------------------

(1) Represents options to purchase Common Stock granted to the Named Executive Officer.

(2) The dollar amount represents a car allowance and/or Company contributions to the Company's 401(k) plan.

(3) In February 2000, Mr. Rich became Chairman of the Board and CEO. Mr. Rich joined the Company in 1998 as President and Chief Operating Officer. All other compensation also includes annual forgiveness of principal and interest on an interest bearing promissory note held by the Company.

(4) Mr. Cohen resigned from the Company in February 2000. All other compensation also includes severance pay associated with Mr. Cohen's resignation from the Company. Other annual compensation represents the gain associated with 300,000 shares of common stock acquired upon the exercise of stock options at an exercise price of $2.50.

(5) Mr. Kennedy resigned from the Company in January 2000. All other compensation also includes severance pay associated with Mr. Kennedy's resignation from the Company. Other annual compensation represents the gain associated with 195,000 shares of common stock acquired upon the exercise of stock options at an exercise price of $2.50.

(6) Mr. Kaufman resigned from the Company in March 2000. All other compensation also includes severance pay associated with Mr. Kaufman's resignation from the Company. Other annual compensation represents the gain associated with 50,000 shares of common stock acquired upon the exercise of stock options at an exercise price of $2.50.

Stock Options Held at the End of Fiscal 2000

     The following table indicates the total number and value of options exercised during 2000 by each of the Named Executive Officers and the total number and value of exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 2000.


                                                                Number of Securities
                                                               Underlying Unexercised            Value of Unexercised
                              Shares                                 Options at                  In-The-Money Options
                             Acquired         Value              Fiscal Year-End (#)          at Fiscal Year-End ($)(1)
                            On Exercise      Realized            -------------------          -------------------------
Name                           (#)             ($)          Exercisable      Unexercisable   Exercisable   Unexercisable
----                           ---             ---          -----------      -------------   -----------   -------------
Michael R. Rich                     --               --          375,000          350,000         --            --
John W. Staten                      --               --          148,334          186,666         --            --
Stephen R. Cohen               300,000        2,366,938               --               --         --            --
Robert Kennedy                 195,000        4,058,358           55,000               --         --            --
Harvey Kaufman                  50,000          382,656               --               --         --            --

-----------------
(1) Based on the Nasdaq National Market closing price for the Company's Common Stock on December 31, 2000 of $1.56 per share.

Compensation Committee, Interlocks and Insider Participation

     During 2000, A. Jeffry Robinson served on the Company's Board of Directors and its Compensation Committee. Mr. Robinson resigned as a director on February 16, 2001. Mr. Robinson is a partner of the law firm of Broad and Cassel, which serves as counsel to the Company. The Company has paid legal fees to Broad and Cassel for services rendered.

Employment Agreements

     The Company is party to employment agreements with Michael R. Rich and John
W. Staten.

     Mr. Rich's employment agreement, which was amended in April 2001, currently has a term running through April 2003 and provides for an annual salary of $300,000. In addition, in November 1998 and March 1999, the Company lent Mr. Rich an aggregate of $500,000 evidenced by interest-bearing promissory notes. The Company has agreed to forgive one third of the principal amount of the loans, and accrued interest thereon, on the first, second and third anniversary of the related agreements, provided that Mr. Rich continues to be employed by the Company on such dates. In the event Mr. Rich leaves the Company, the unforgiven principal amount of the loans, together with accrued interest thereon, will be payable in full. During 1999 and 2000, the Company forgave principal and interest on the loans of $153,333 and $185,229, respectively. Should the Company not elect to extend Mr. Rich's employment agreement, Mr. Rich will continue to receive his base salary for a period of 12 months following the expiration of the agreement. Mr. Rich's employment agreement prohibits him from directly or indirectly competing with the Company for one year after termination for any reason except a termination without Cause.

     The Company's employment agreement with John W. Staten has "rolling" two year terms, so that at all times the remaining term of the agreement is two years. The employment agreement currently provides for an annual salary set at $225,000. The employment agreement provides that Mr. Staten will continue to receive his salary for a period of two years after termination of employment, if his employment is terminated by the Company for any reason other than death, disability or Cause (as defined in the employment agreement), or for a period of 12 months after termination of the agreement as a result of disability, Mr. Staten's estate will receive a lump sum payment equal to one year's salary plus a pro rata portion of any bonus to which he is entitled upon termination of the employment agreement by reason of death. Mr. Staten's employment agreement prohibits him from directly or indirectly competing with the Company for two years after termination for any reason except a termination without Cause.

     Both Mr. Rich's and Mr. Staten's employment agreements contain a Change of Control provision. If a Change of Control (as defined in the employment agreement) occurs, the employment agreement provides for the continued employment for a period of two years following the Change of Control. In addition, following the Change of Control, if the executive's employment is terminated by the Company other than for Cause or by reason of the death or disability, or for certain specified reasons (such as a reduction of compensation or a diminution of duties), the executive will receive a lump sum cash payment equal to 200% of the cash compensation received by the Executive Officer during the 12 calendar months prior to such termination.

     In addition, Mr. Staten's employment agreement provides that for a period of two years following the resignation of Stephen R. Cohen, the Company's former Chairman or Chief Executive Officer, and Robert Kennedy, the Company's former President and Chief Operating Officer, Mr. Staten may terminate his employment with the Company and receive a cash payment equal to 200% of the cash compensation received by the Executive Officer during the previous 12 calendar months. Messrs. Cohen and Kennedy resigned from the Company in February 2000 and January 2000, respectively.

      In April 2001, Messrs. Rich and Staten were granted ten-year stock options to purchase 725,000 and 335,000 shares, respectively, at a price of $0.96 per share. One-third of such options vest immediately and the balance vest two years from the date of grant. In the event a Change of Control takes place, all unvested options will vest immediately, as long as the executive is then employed by the Company. Messrs. Rich and Staten have agreed to forfeit all stock options granted prior to April 2001 in October 2001.

Option Grants in Last Fiscal Year

      The following table sets forth information concerning individual grants of stock options made during 2000 to any of the Named Executive Officers.


                                                                                                  Potential Realizable
                            Number of                                                              Value of Assumed
                             Shares             Percent of                                          Annual Rates of
                           Underlying         Total Options                                     Stock Price Appreciation
                             Options            Granted to     Exercise or                       for Option Terms ($)(1)
                             Granted           Employees in    Base Price       Expiration      --------------------------
Name                         (#)(1)             Fiscal Year      ($/Sh)            Date            5% ($)        10% ($)
--------                    --------            -----------      ------            ----            ------        -------

Michael R. Rich             175,000                8.7            9.875           6/16/10        1,086,809      2,754,186
John W. Staten              150,000                7.4            9.875           6/16/10          931,550      2,360,731

-------------------------
      (1)Based upon the exercise price, which was equal to the fair market on the date of grant, and annual appreciation at the rate stated on such price through the expiration date of the options. Amounts represented hypothetical gains that could be achieved for the options if exercised at the end of the term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future stock price. Actual gains, if any, are contingent upon the continued employment of the Named Executive Officer through the expiration date, as well as being dependent upon the general performance of the Common Stock. The potential realizable values have not taken into account amounts required to be paid for federal income taxes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 30, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock, (ii) the Company's Chief Executive Officer and each of the other Named Executive Officers, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group. The Company is not aware of any beneficial owner of more than 5% of the outstanding Common Stock other than as set forth in the following table.

                                                                               Number of Shares           % of Class
Name and Address of Beneficial Owner (1)                                    Beneficially Owned (2)        Outstanding
----------------------------------------                                    ----------------------        -----------
Directors and Named Executive Officers:
Michael R. Rich(3)....................................................               375,000                2.6
John W. Staten(4).....................................................               148,334                1.0
Mark Borota (5).......................................................                   -0-                -0-
Robert F. Jones(6)....................................................                10,000                 *
Martin Shum(7)........................................................                15,000                 *
Stephen R. Cohen (8)..................................................                   -0-                -0-
Robert Kennedy(9).....................................................                88,556                 *
Harvey Kaufman(10)....................................................                50,600                 *
All directors and executive officers as a group (6 persons)(11).......               548,334                3.7
  5% or Greater Holders:
  Motorola, Inc.......................................................             3,944,178               27.6
     1303 E. Algonquin Road
     Schaumburg, Illinois 60196

-----------------
*      Less than 1%.
(1) Except as indicated, the address of each person named in the table is c/o the Company, 902 Clint Moore Road, Suite 104, Boca Raton, Florida 33487.
(2) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock listed, which include shares of Common Stock that such persons have the right to acquire a beneficial interest within 60 days from April 30, 2001.
(3) Represents 375,000 shares of Common Stock issuable upon the exercise of stock options. Does not include unvested options to acquire 525,000 shares of common stock.
(4) Represents 148,334 shares of Common Stock issuable upon the exercise of stock options. Does not include unvested options to acquire 186,666 shares of common stock.
(5) Does not include the shares of Common Stock beneficially owned by Motorola, Inc. in which shares Mr. Borota disclaims beneficial ownership.
(6) Represents 10,000 shares of Common Stock issuable upon the exercise of stock options.
(7) Represents 15,000 shares of Common Stock issuable upon the exercise of stock options.
(8)    Mr. Cohen resigned from the Company in February 2000.
(9) Represents 55,000 shares of Common Stock issuable upon the exercise of stock options. Mr. Kennedy resigned from the Company in January 2000.
(10)   Mr. Kaufman resigned from the Company in March 2000.
(11)   Includes the shares of Common Stock described in notes (3) through (7).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     In March 1998, the Company and Motorola agreed to expand their strategic alliance and entered into a Joint Development and License Agreement (the "License Agreement"). In order to increase its equity interest in the Company, in March 1998, Motorola commenced a public tender offer (the "Offer") to purchase up to 3,000,000 shares of Common Stock, at a purchase price of $30.00 per share, net to the seller in cash, and agreed to purchase from John W. Staten and Steven F. Mills, a former executive officer, 25,000 and 10,000 shares of Common Stock issuable on the exercise of stock options, respectively. On April 22, 1998, the Offer was consummated resulting in the purchase by Motorola of 2,686,470 shares of Common Stock from shareholders of the Company, including a former executive officers. On April 27, 1998, Motorola consummated the purchase of shares of Common Stock from John W. Staten and Steven F. Mills.

     Concurrently with the Offer, the Company, Motorola and the Management Shareholders entered into various agreements including the License Agreement, a Voting Agreement (the "Voting Agreement"), an Investor's Rights Agreement (the "Investor's Rights Agreement") and a Standstill and Participation Agreement which expired in October 2000 according with its terms. The following summarizes the License Agreement, the Voting Agreement and the Investor's Rights Agreement.

     The License Agreement

     Pursuant to the License Agreement, the Company granted to Motorola a non-transferable, perpetual, exclusive, royalty-bearing world-wide right and license under the Company's intellectual property (i) to modify NetSpeak Products (defined below) to create RF Products (defined below) and to use and license in object code form, the RF Products, (ii) to manufacture RF Products and use, sell or otherwise distribute RF Products, and (iii) to use the source code of the NetSpeak Communication Protocol Module (as defined below) including future upgrades to create RF Products to copy, perform, use, display, license and distribute in object code form, such RF Products. The Company also granted Motorola non-exclusive licenses with respect to NetSpeak Products.

     The Company retains the right to directly license or otherwise deal with a third party for joint development, development of derivative works, or the integration of the Company's generally available products so long as the actual or intended use of the results of such effort does not include RF wireless links to end-users or RF coax links to end-users.

     Subject to the terms and conditions of the License Agreement, Motorola agreed to pay royalties to the Company on fair, reasonable, most-favored customer and competitive rates and terms for similar quantities and under similar conditions. Under the License Agreement, Motorola was obligated to pay the Company a minimum amount of, subject to the Company complying with a minimum revenue test as set forth in the License Agreement, $2,500,000 for NetSpeak Products sold during the period from March 18, 1998 until Product Acceptance (defined below), $2,500,000 during the first anniversary following Product Acceptance, $10,000,000 during the second year anniversary following Product Acceptance and $15,000,000 during the third year following the Product Acceptance.

     For purposes of the License Agreement the terms: Exclusive shall mean to the exclusion of all other parties including the Company; NetSpeak Communication Protocol Module shall mean the source code of the software component of the NetSpeak Products which enables NetSpeak Products to interact with each other, including client to server communications, server to server communications, and client to client;

NetSpeak Hardware shall mean the NetSpeak Stargate Product and any other hardware of the Company and future hardware products (including any updates and upgrades) created by the Company, and any technical know how therefor; NetSpeak Products shall mean the NetSpeak Software, NetSpeak Hardware and future products; NetSpeak Software shall mean any and all the Company's real-time communication software, Stargate Product software, other Company's computer program products and future software products (including any update and upgrades) created by NetSpeak, including source code, and any technical know how therefor; Product Acceptance shall mean the date of acceptance by Motorola of the Stargate product conforming to jointly agreed upon product requirements; RF means the electromagnetic spectrum between and including 10 kilohertz to 1 terahertz; RF Products shall mean RF Wireless Products and RF Wireline Products which constitute a Derivative Work, alteration or modification of the NetSpeak Products; RF Wireless Product(s) shall mean any software, firmware, hardware, or combination thereof for use in RF wireless networks (including, without limitation, cellular/PCS, trunked two-way conventional two-way, iDEN two-way, paging, satellite and future wireless networks) and an infrastructure equipment and subscriber/ client devices associated with any of the foregoing; and RF Wireline Product(s) shall mean any software, firmware, or hardware, or combination thereof, for use with a RF wireline infrastructure (including, without limitation, cable data networks) and all subscriber devices associated therewith (including, without limitation, cable data modems).

      Subsequently, a decision was made to terminate any further development efforts for Stargate in favor of aggressively pursuing the development of the Company's software call processing technology. In September 1999, the Company and Motorola amended the License Agreement. As part of the amendment, the acceptance of Stargate, which triggered the purchase commitment, and other conditions regarding the receipt of the commitment were eliminated. In addition, Motorola relinquished its exclusive right to use the Company's technology in the cable and wireless markets. In exchange, Motorola's remaining purchase commitment as of September 16, 1999 was reduced from $27.3 million to $14.0 million. The amended purchase commitment is payable quarterly and terminates in December 2001.

     The Voting Agreement

     The Voting Agreement granted Motorola the right to designate two additional directors, resulting in a total of three designees to the Company's Board of Directors. Motorola's rights under the Voting Agreement continue until Motorola owns less than 7% of the outstanding shares of Common Stock. In August 2000, Motorola and the Company amended the Voting Agreement to reduce the number of Motorola designees to one.

     The Investor's Rights Agreement

     Demand Registration. The Investor's Rights Agreement provides that, subject to certain restrictions, at any time the Company receives a written request from Motorola, the Company will use its best efforts to effect the registration under the Securities Act, as soon as practicable, and in any event within 75 days of the receipt of such request under the Securities Act of all Registrable Securities (as defined in the Investor's Rights Agreement) which Motorola requests to be registered. Motorola may make up to five such requests for registration.

     Company Registration. If the Company proposes to register (including for this purpose a registration effected by the Company for shareholders other than Motorola or its assigns) any of its shares or other securities under the Securities Act in connection with the public offering of such securities solely for cash (other than a registration relating solely to the sale of securities to participants in a Company stock plan or a registration in which the only shares of Common Stock being registered is Common Stock issuable upon conversion of debt securities which are also being registered), the Company shall, at such time, promptly give Motorola written notice of such registration. Upon the written request of Motorola given within 20 business days after mailing of such notice by the Company in accordance with the Investor's Rights Agreement, the Company shall, subject to the provisions of the Investor's Rights Agreement, cause to be registered under the Securities Act all of the Registrable Securities that Motorola has requested to be registered. If the underwriter determines in its sole discretion that the total amount of securities, including Registrable Securities, requested by shareholders to be included in such offering exceeds the amount of securities sold other than by the Company is compatible with the success of the offering, then the Company shall be required to include in the offering only that number of such securities, including Registrable Securities, which the underwriters determine in their sole discretion will not jeopardize the success of the offering (the securities so included to be apportioned pro rata among the selling shareholders according to the total amount of securities entitled to be included therein owned by each selling shareholder to the total amount of securities entitled to be included therein by all selling shareholders or in such other proportions as shall mutually be agreed to by such selling shareholders) but in no event shall
(i) the amount of securities of Motorola included in the offering be reduced below 30% of the total amount of securities included in such offering, or (ii) notwithstanding (i) above, any shares being sold by a shareholder exercising a demand registration right similar to that granted in the Investor's Rights Agreement be excluded from such offering.

     Form S-3 Registration. If the Company receives from Motorola a written request that the Company effect a registration on Form S-3 of the Securities Act ("Form S-3") the Company will, as soon as practicable, effect such registration and all such qualifications and compliances as may be so requested and as would permit or facilitate the sale and distribution of all or such portion of Motorola's Registrable Securities as are specified in such request, provided, however, that the Company shall not be obligated to effect any such registration, qualification or compliance, (1) if Form S-3 is not available for such offering by Motorola; (2) if the Company shall furnish to Motorola a certificate signed by the President of the Company stating that in the good faith judgment of the Board of Directors of the Company, it would be seriously detrimental to the Company and its shareholders for such Form S-3 Registration to be effected at such time, in which event the Company shall have the right to defer the filing of the Form S-3 registration statement for a period of not more than 90 days; provided, however, that the Company shall not utilize this right more than once in any 12-month period; (3) if the Company has already effected five registrations in the aggregate for Motorola; (4) if Commission rules and regulations require the Company to conduct a special audit (not including an audit covering the end of the Company's fiscal year) in order to effect such registration (unless resulting from a Company delay under clause (2) above); or
(5) in any particular jurisdiction in which the Company would be required to qualify to do business or to execute a general consent to service of process in effecting such registration, qualification or compliance.

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

                                                  NETSPEAK CORPORATION


Date:  April 30, 2001                             By: /s/ JOHN W. STATEN
                                                      --------------------------
                                                      John W. Staten
                                                      Chief Financial Officer