Form 10-Q
period 2001-03-31
NETSPEAK CORP
filed 2001-05-15
CIK 1007209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Shares Outstanding at April 30, 2001
----------------------------               ------------------------------------
Common Stock, $.01 par value                          14,284,031

================================================================================

                              NETSPEAK CORPORATION
                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------

                                                                        Page No.
                                                                        --------

    Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2000
   and March 31, 2001 (unaudited) .......................................... 3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 2001 (unaudited) ........................ 4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 2001(unaudited) ......................... 5

Notes to Condensed Consolidated Financial Statements (unaudited) ........... 6


    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 8


PART II - OTHER INFORMATION
---------------------------

Other Information.......................................................... 11

Signatures................................................................. 12

PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  FINANCIAL STATEMENTS

                       NETSPEAK CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (unaudited)


                                                         December 31,  March 31,
                                                             2000        2001
                                                         ------------  ---------
ASSETS

Cash and cash equivalents                                  $ 29,876    $ 25,606
Short-term investments                                           17          17
Accounts receivable, net                                      5,538       5,033
Prepaid and other current assets                              1,012         764
                                                           --------    --------
          Total current assets                               36,443      31,420

Property and equipment, net                                   2,245       1,985
Other assets                                                    906         914
                                                           --------    --------
                                                           $ 39,594    $ 34,319
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                           $    913    $    348
Accrued compensation                                          2,416       1,491
Other accrued expenses                                          483         586
Unearned revenue                                                861         664
                                                           --------    --------
          Total current liabilities                           4,673       3,089
                                                           --------    --------

Commitments and contingencies                                    --          --

Shareholders' equity:
Preferred stock: 1,000,000 shares of $.01 par value
   authorized; no shares issued or outstanding
Common stock: 75,000,000 shares of $.01 par value
   authorized; 14,232,949 and 14,284,031 issued and
   outstanding at December 31, 2000 and March 31, 2001,
   respectively                                                 142         143
Additional paid-in capital                                   73,024      73,092
Accumulated deficit                                         (38,245)    (42,005)
                                                           --------    --------
          Total shareholders' equity                         34,921      31,230
                                                           --------    --------
                                                           $ 39,594    $ 34,319
                                                            ========    ========

     See accompanying notes to condensed consolidated financial statements.

                       NETSPEAK CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                              Three months ended
                                                   March 31,
                                            ----------------------
                                               2000         2001
                                            --------      --------

Net revenues                                $  4,380      $  2,002

Operating expenses:
    Cost of revenues                             503           345
    Research and development                   1,932         2,553
    Sales and marketing                        2,390         2,360
    General and administrative                 1,258           906
                                            --------      --------
               Total operating expenses        6,083         6,164

Loss from operations                          (1,703)       (4,162)

Interest and other income                        452           402
                                            --------      --------

Loss before income taxes                      (1,251)       (3,760)

Income taxes                                      --            --
                                            --------      --------

Net loss                                    $ (1,251)     $ (3,760)
                                            ========      ========

Net loss per share (basic and diluted)      $  (0.09)     $  (0.26)
                                            ========      ========

Weighted-average shares outstanding           13,626        14,282
                                            ========      ========

     See accompanying notes to condensed consolidated financial statements.

                       NETSPEAK CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                              ----------------------
                                                                                 2000         2001
                                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (1,251)     $ (3,760)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                                  439           413
     Changes in assets and liabilities:
          Accounts receivable                                                   (1,126)          505
          Prepaid and other current assets                                         231           248
          Other assets                                                             135            (8)
          Accounts payable                                                         (87)         (565)
          Accrued compensation                                                      42          (925)
          Other accrued expenses                                                   115           103
          Unearned revenue                                                         144          (197)
                                                                              --------      --------
               Net cash used in operating activities                            (1,358)       (4,186)
                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                             (172)         (153)
Purchase of short-term investments                                              (1,998)         --
Maturities and sales of short-term investments                                   6,451          --
                                                                              --------      --------
               Net cash provided by (used in) investing activities               4,281          (153)
                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan         --              69
Proceeds from exercises of employee stock options                                1,202          --
                                                                              --------      --------
               Net cash provided by financing activities                         1,202            69
                                                                              --------      --------

Net increase (decrease) in cash and cash equivalents                             4,125        (4,270)

Cash and cash equivalents, beginning of period                                  23,109        29,876
                                                                              --------      --------

Cash and cash equivalents, end of period                                      $ 27,234      $ 25,606
                                                                              ========      ========

     See accompanying notes to condensed consolidated financial statements.

                       NETSPEAK CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements of NetSpeak Corporation and subsidiary (the "Company") as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 are unaudited. Such interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's 2000 Form 10-K.

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

3.   NET LOSS PER SHARE

     The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options and warrants to purchase 2,984,000 and 2,260,000 common shares from the weighted-average shares outstanding calculation for the three months ended March 31, 2000 and 2001, respectively, as their effect was anti-dilutive.

4.   COMMITMENTS AND CONTINGENCIES

     LITIGATION - In February 2000, the Company entered into an original equipment manufacturing ("OEM") agreement with Fujitsu Business Communications Systems ("Fujitsu"). Under the agreement, Fujitsu committed to purchase a minimum of $15.0 million of the Company's products over a three-year period. The purchase commitment was payable on a quarterly basis. For the three months ended December 31, 2000 and March 31, 2001, Fujitsu did not purchase any of the Company's products in accordance with its purchase commitment. NetSpeak and Fujitsu have attempted to redefine a mutually beneficial relationship. In March 2001 NetSpeak commenced legal action against Fujitsu to enforce its rights under the OEM agreement, since the companies could not reach a mutual agreement.

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

5.   TOTAL COMPREHENSIVE LOSS


                                         Three months ended
                                              March 31,
                                        --------------------
                                          2000         2001
                                        -------      -------

Net loss                                $(1,251)     $(3,760)

Adjustment to reconcile net loss to
  total comprehensive loss:

     Unrealized gain on investments          42           --
                                        -------      -------

Comprehensive loss                      $(1,209)     $(3,760)
                                        =======      =======

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have an impact on the Company's results of operations or financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NetSpeak Corporation and subsidiary ("NetSpeak" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. The forward-looking statements are based on management's beliefs as well as on a number of assumptions concerning future events. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or other negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the Company's ability to expand its customer base, the Company's ability to develop additional and leverage its existing distribution channels for its products and solutions, dependence on strategic and channel partners including their ability to distribute the Company's products and meet or renew their financial commitments, the Company's ability to address international markets, the effectiveness of the Company's sales and marketing activities, the acceptance of the Company's products in the marketplace, the timing and scope of deployments of the Company's products by customers, fluctuations in customer sales cycles, customers' ability to obtain additional funding, technical difficulties with respect to the Company's products or products in development, the need for ongoing product development in an environment of rapid technological change, the emergence of new competitors in the marketplace, the Company's limited operating history, the Company's ability to compete successfully against more established competitors with greater resources, the timing of new product announcements and releases by the Company and its competitors, the uncertainty of future governmental regulation, the Company's ability to manage growth, obtain patent protection, and obtain additional funds, general economic conditions and other risks discussed in this Report and in the Company's other filings with the Securities and Exchange Commission.

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

     The Company generates a significant percentage of its revenues through several of its strategic partners and, as a result, is highly dependent upon the sales and marketing activities of these partners for its products. For the three months ended March 31, 2001 and 2000, the Company had one and three customers, respectively, that each accounted for more than 10% of the Company's sales. Collectively, these partners and customers accounted for 82% and 73% of the Company's total sales for the three months ended March 31, 2001 and 2000, respectively. Motorola, the Company's primary OEM partner, represented 82% and 33% of the Company's net revenues for three months ended March 31, 2001 and 2000, respectively.

     The market for the Company's products and solutions is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of the Company's products by customers and end-users is critical to the Company's success and ability to generate revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of March 31, 2001, the Company had an accumulated deficit of $42.0 million. Due to the Company's limited operating history and the lack of maturity in the industry, the Company's operating results are difficult to predict and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include, but are not limited to, those set forth above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Net revenues for the three months ended March 31, 2001 were $2.0 million as compared to $4.4 million for the three months ended March 31, 2000.

     Sales of call management products for the three months ended March 31, 2001 and 2000 accounted for 69% of net revenues. The reduction in call management product sales was due to the Company obtaining fewer new service provider customers as a result of the economic slowdown in the telecommunications industry. The Company's OEM sales also declined significantly from the first quarter of 2000, as the Company did not receive any purchases from Fujitsu Business Communications Systems ("Fujitsu") for the three months ended December 31, 2000 and March 31, 2001 in accordance with their purchase commitment. NetSpeak and Fujitsu have attempted to redefine a mutually beneficial relationship. However, as they were unable to do so, NetSpeak commenced legal action against Fujitsu in March 2001 to enforce its rights under the OEM agreement.

     Professional services accounted for 31% of net revenues for the three months ended March 31, 2001 and 2000. In the first quarter of 2000, the Company performed a significant professional services engagement that was completed in the second quarter of 2000 and, as a result, professional services revenue declined in the first quarter of 2001.

     The majority of the Company's sales for the three months ended March 31, 2001 and 2000 were domestic.

     Cost of revenues for the three months ended March 31, 2001 was $345,000, or 17% of net revenues, as compared to $503,000, or 11% of net revenues, for the three months ended March 31, 2000. The increase in cost of revenues as a percentage of net revenues was primarily due to lower gross margins associated with the Company's professional services revenues.

     Research and development expenses for the three months ended March 31, 2001 were $2.6 million as compared to $1.9 million for the three months ended March 31, 2000. The increase in research and development expenses for the three months ended March 31, 2001 was primarily due to the expansion of the Company's research and development staff over the previous year. During the quarter, the Company reduced its engineering staff below the level at March 31, 2000 and incurred severance costs associated with the reduction. All research and development costs have been expensed as incurred. The Company anticipates that research and development expenses will decline slightly in the near-term due to the staff reduction and various other cost-cutting initiatives performed during the quarter.

     Sales and marketing expenses for the three months ended March 31, 2001 and 2000 were $2.4 million. The Company anticipates that sales and marketing expenses will decline slightly in the near-term due to a reduction in the Company's marketing staff and various other cost-cutting initiatives implemented during the quarter.

     General and administrative expenses for the three months ended March 31, 2001 were $906,000 as compared to $1.3 million for the three months ended March 31, 2000. The decrease in general and administrative expenses was primarily due to non-recurring severance related expenses incurred during 2000.

     Interest and other income for the three months ended March 31, 2001 and 2000 was $402,000 and $452,000, respectively. The reduction in interest and other income in 2001 was due to a decrease in the Company's cash and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations through sales of equity securities. The Company has raised $65.1 million, net of offering costs, including $47.2 million in sales of private securities and $17.9 million in the Company's initial public offering. As of March 31, 2001, the Company had $25.6 million in cash, cash equivalents and short-term investments. The Company currently does not have any available lines of credit.

     Net cash used in operating activities during the three months ended March 31, 2001 and 2000 was $4.2 million and $1.4 million, respectively. Net cash used in operating activities related to funding of the Company's research and development, sales, marketing and administrative activities.

     Net cash used in investing activities during the three months ended March 31, 2001 was $153,000 and was related to purchases of computer equipment. Net cash provided by investing activities during the three months ended March 31, 2000 was $4.3 million and primarily represented $4.5 million in net sales of short-term investments offset by $172,000 in purchases of computer equipment.

     Net cash provided by financing activities during the three months ended March 31, 2001 and 2000 was $69,000 and $1.2 million, respectively. For the three months ended March 31, 2001, net cash provided by financing activities represented the issuance of common stock under the employee stock purchase plan for 51,000 shares of common stock. For the three months ended March 31, 2000, net cash provided by financing activities represented proceeds received from exercises of employee stock options for 445,492 shares of common stock.

     The Company has no material commitments other than those under office and equipment operating leases. Capital expenditures may increase in future periods primarily due to the Company moving its corporate facilities. The Company anticipates that, based on its present plans and assumptions, the current cash balances will be sufficient to enable it to sustain its current and planned operations for a period of at least 12 months. If the Company's estimates or assumptions prove to be incorrect, the Company may require additional capital. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to the Company. Failure to secure additional financing, if and when needed, may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

     PART II - OTHER INFORMATION
--------------------------------

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits. None

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


                              NETSPEAK CORPORATION
                              --------------------
                                  (Registrant)




Date: May 14, 2001                     By: /s/ MICHAEL R. RICH
                                       -----------------------------------------
                                       Michael R. Rich
                                       Chairman of the Board and Chief Executive
                                       Officer and President


                                       By: /s/ JOHN W. STATEN
                                       -----------------------------------------
                                       John W. Staten
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)